Form 10-K
period 1997-12-31
800 TRAVEL SYSTEMS INC
filed 1998-03-31
CIK 1039208

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [FEE REQUIRED]
    For the fiscal year ended December 31, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]
    For the transition period from ____________________ to _____________________

Commission file number 1-13271

                            800 TRAVEL SYSTEMS, INC.
                (Name of registrant as specified in its charter)

                Delaware                             59-3343338
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

            4802 Gunn Highway
             Tampa, Florida                             33624
(Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code: (813) 908-0903

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

                                                   Name of each exchange
              Title of Each Class                   on which registered
              -------------------                   -------------------

         Common Stock, $0.01 par value             Boston Stock Exchange
   Redeemable Common Stock Purchase Warrants       Boston Stock Exchange


                Securities registered under Section 12(g) of the
                        Securities Exchange Act of 1934:

                               Title of Each Class

                                      None

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_| Yes |X| No

         The revenues of registrant for the fiscal year ended December 31, 1997 were approximately $8,321,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 1998, was approximately $9,300,000 based upon a last sales price of $1.5625.

         As of March 25, 1998, there were 7,508,427 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

         800 Travel Systems, Inc. (the "Company") is among the 100 largest independent travel agencies in the United States. The Company provides low-priced airline tickets for domestic and international travel to its customers through its easy-to-remember, toll-free numbers "1-800-LOW-AIR-FARE" (1-800-569-2473) and "1-800-FLY-4-LESS" (1-800-359-4537). The Company has
approximately 145 reservation agents and operates 365 days a year out of the Company's reservation centers in Tampa, Florida and San Diego, California. The Company strives to provide its customers with the lowest-priced airfare available for a particular travel route at the time of reservation by utilizing the SABRE travel reservation system. The Company estimates it receives an average of 12,500 calls per day (including repeat calls from callers unable to be serviced or calling to confirm reservations) at its reservation centers, of which the Company has the current capacity to answer only approximately 5,000. The Company is using part of the proceeds of its initial public offering consummated in January 1998 to expedite the training of additional reservation agents. See "- The Initial Public Offering." The Company already has the equipment and infrastructure necessary to answer all the calls it is currently unable to answer.

         The Company's operations generate revenues principally from (i) the commissions on air travel tickets, (ii) override commissions on air travel tickets the Company books on Continental, United, Northwest, TWA, Carnival, America West, America Trans Air, Trans Brazil, Mexicana and Korean airlines,
(iii) segment incentives under its contract with SABRE, (iv) co-op promotions with other suppliers of travel-related products and services, such as long-distance telephone companies, car rental companies and hotels, and (v) service fees that it charges its customers.

         The Company markets its services primarily by advertising in Yellow Pages covering those standard metropolitan areas in the continental United States ("SMA's") with populations whose general travel profiles are attractive to the Company. The Company also maintains a home page on the World Wide Web (www.lowairfare.com) which enables its customers to access its customized Turbo SABRE system through their personal computers.

The Initial Public Offering

         In January 1998 the Company completed an initial public offering (the "IPO") in which it sold to the public 1,350,000 shares of its Common Stock and 3,105,000 Redeemable Common Stock Purchase Warrants (the "Warrants") including 405,000 Warrants purchased pursuant to the underwriters over-allotment option. The gross proceeds of the IPO were approximately $7,138,000.

The Stevens Merger

         Simultaneously with the closing of the IPO, the Company completed the acquisition by merger of the Joseph Stevens Group, Inc. ("Stevens"). Stevens' 50 reservation agents provided airline tickets for domestic and international travel to consumers through its "1-800-FLY-4-LESS" (1-800-359-4537) toll-free number.

         In consideration for all of the outstanding capital stock of Stevens, pursuant to the Merger Agreement among the Company, Stevens and the Joseph Stevens Group, LLC ("JSG"), the sole shareholder of Stevens (the "Merger Agreement"), the Company issued to JSG (i) 383,333 shares of Common Stock, (ii) 250,000 warrants identical to those sold in the IPO and (iii) a promissory note in the amount of approximately $1.6 million which has subsequently been paid. In addition the Company agreed that if on the second anniversary of the closing of the IPO the value of the portion of the 383,333 shares issued to JSG then held by JSG, together with the value of any consideration received for shares no longer held by JSG, was less then

$2,571,429, the Company would issue to JSG such number of shares of the Company's Common Stock, based upon its then bid price, to make up the deficiency (the "Make-Whole Rights").

         Subsequent to completion of the Merger, the Company entered into an agreement with JSG whereby JSG forfeited its Make-Whole Rights and returned 184,615 shares of Common Stock to the Company for $558,000. In addition, the Company concurrently agreed to close on the purchase of certain equipment located in Stevens' office and assume certain equipment leases for an additional $240,000. As part of this agreement, the Company obtained JSG's agreement not to sell on the open market any of its shares of the Company's Common Stock prior to January 1, 1999.

Operating Strategy

         The Company's current operating strategy is to (i) strive to provide its customers with the lowest-priced airfare available for a particular travel route at the time of reservation on those airlines whose tickets the Company sells, (ii) focus on consumer air travel, which the Company believes is the most profitable segment of the travel industry, (iii) provide convenient, quick service to its customers, (iv) maintain low operating costs by utilizing only two operating facilities, (v) use state-of-the-art technology to maximize operating efficiencies, (vi) constantly review and update its relationships with major airlines and SABRE to obtain favorable commission structures, and (vii) provide incentives to its sales force through a performance-based compensation structure. The Company believes that this strategy distinguishes it from most travel agencies in the United States, and that significant internal growth opportunities exist as (x) customers' demand for low-price air travel remains unsatisfied through traditional sources and (y) technological developments in the area of information processing enable increasingly efficient global distribution of travel information.

Low-Priced Airfare on Major Airlines

         The Company strives to provide its customers with the lowest-priced airfare available for a particular travel route at the time of the reservation on those airlines whose tickets the Company sells (which includes most major U.S. and international airlines), using the comprehensive ticket information available on its customized Turbo SABRE system. The Company's SABRE system provides the operating reservation agent, within two or three seconds of a request for a particular route, up to 900 ticket options ranked in order of price. The reservation agent can then offer ticket options in ascending order of price until the customer chooses a suitable carrier and departure time. In contrast, airlines typically quote only their own fares and often quote highest fares first to avoid selling the lowest-priced tickets. The Company's operating strategy is based on generating large sales volume rather than on high margins on individual tickets. The Company's customers generally have one objective -- lowest-priced airfares - and the Company's strategy allows it to satisfy its customers' demands for low airfares while obtaining higher commissions and additional incentives for higher volumes. The Company believes that its ability to provide low-priced airfare on the airlines whose tickets it sells (which is almost always lower than the lowest fare published by that airline) provides a distinct competitive advantage in attracting and retaining customers.

Sell Tickets of Almost All Major Airlines

         The Company sells tickets for a large number of major U.S. and international airlines. The Company is authorized to sell tickets on behalf of all major domestic airlines including Continental, United, Northwest, TWA, American, Alaska, Delta, Midway, Southwest and America West, but not U.S. Airways. The Company intends to promptly commence negotiations with U. S. Airways to become authorized to sell tickets on its behalf. Because of Delta Airlines' pricing and commission policies, the volume of Delta tickets sold by the Company is not commensurate with Delta's position in the airline industry. The Company constantly monitors and periodically revisits its existing relationships with individual airlines, and attempts to establish new relationships with other airlines, as part of its general strategy of keeping abreast of market conditions and industry trends.

Focus on Consumer Air Travel

         The Company believes that consumer air travel is the most profitable segment of the travel industry, and that it can compete effectively in this segment because of its high technology, telemarketing approach to the consumer air travel business and the resulting efficiencies. The Company considers the consumer market to include any person who pays for his or her own travel expense, regardless of the purpose of the travel, as opposed to business travelers whose employers pay for their travel expenses. However, the Company does sell to certain customers who purchase air travel for business purposes which is paid for by their employers.

         The Company believes that its reservation agents require substantially less time to book reservations because (i) all the information they need is immediately available and the necessary steps can be conducted on their computer screens, and (ii) the Company's services are focused on air travel, which does not require research or follow-up work and can be completed in one phone call, in contrast to the more time-consuming arrangements for hotel and car-rental reservations. Consequently, the Company believes that the hourly dollar value of bookings confirmed by its reservation agents are above the industry average. The Company strives to increase its reservation agents' booking rates by rewarding reservation agents with commissions for weekly sales in excess of various levels.

Convenient Service

         The Company believes that a significant factor in a customer's decision to purchase air travel is the convenience of service. The Company believes that the convenience of its service compares favorably to that of its competitors because (i) its reservation agents provide immediate and comprehensive information, and (ii) if purchased early enough, tickets are delivered the next day. The Company's telemarketing service, coupled with its delivery of tickets by next-day courier, eliminates the need for customers to visit a travel agency. The Company offers one source for the lowest-priced airfare available, thus eliminating the need for the customer to call several air carriers or travel agents. In addition, the easy-to-remember "1-800-LOW-AIR-FARE" and "1-800-FLY-4-LESS" names and associated numbers, "1-800-569-2473" and "1-800-359-4537" facilitate repeat calls from customers who may call on subsequent occasions from other locations where the area code may be different or where they may not have access to a Yellow Pages directory. See "- Growth Strategy -- Internal Growth."

Low Operating Costs

         The Company seeks to have the lowest margin of operating costs in the travel agency industry. The Company minimizes its operating costs by processing all of its customer reservations and purchases through two centralized facilities, rather than duplicating its financial and management resources at a number of locations. Since its customers do not physically visit the Company's reservation centers in Tampa or San Diego, the Company did not construct the more expensive locations that traditional travel agents do. Similarly, the Company does not need to incur the expense of furnishing its reservation facilities to accommodate customers, but rather maintains functional reservation centers geared toward maximizing the number of reservation agents that can operate at any one time. The Company also minimizes its operating costs by basing its marketing strategy on advertising through Yellow Pages directories in those SMA's with populations whose general travel profiles are attractive to the Company, which the Company believes is the most cost-effective method of advertising available. See "-- Marketing." The Company also minimizes its costs by contracting for its employees through a professional employee leasing organization. All of the Company's workers (other than management) are retained on an hourly basis through such services. The Company is responsible for training and supervising the job performance of worksite employees. The Company has determined that it is more economical to contract with employee providers than to employ such hourly workers itself.

State-of-the-Art Technology

         The Company uses state-of-the-art computer technology available to access all the major U.S. and international air carriers' routes and fares. Each of the Company's reservation agents operates a SABRE computer terminal and headset. The Company has significantly customized the Turbo SABRE system specifically for the Company's specific purposes and uses. As a result, the Company's reservation agents have fewer procedures to master and therefore are trained and become proficient on the Company's reservation system more quickly, thus incurring lower training expenses.

Review and Update Relationships with Airlines

         The Company's management constantly reviews and updates its relationship with the major airlines and SABRE in order to obtain a favorable commission structure. The Company believes that as a result of such efforts, the Company has been able to obtain commission structures that are more favorable than those obtained by travel agents generally. See "-- Operations; Standard Commissions" and "--; Override Commissions."

Employee Incentives

         The Company's reservation agents are organized into teams of approximately 20 reservation agents under one supervisor. The reservation agents earn a base salary and commission, each of which is dependent upon the volume of sales generated by an agent within a moving, historic measuring period. The team supervisors, in turn, are paid based on the average sales of their team. The Company believes that this performance-based compensation structure enables it to retain and constantly motivate the best-performing reservation agents.

Growth Strategy

         The Company has a three-point growth strategy:

o Internal Growth.

         The Company's reservation centers are currently operating at less than maximum capacity because the Company can add up to 40 reservation agents a month while maintaining the quality of its customer service and operating efficiencies. Consequently, of the 12,500 calls per day (including repeat calls from callers unable to be serviced) the Company estimates it receives on average at both reservation centers, the Company's approximately 145 reservation agents currently can answer only an average of approximately 5,000 calls. Using part of the proceeds of the IPO, the Company believes it can grow substantially over the next twenty-four months as it adds additional personnel. The Company's Tampa and the San Diego facilities can accommodate a combined total of 1,560 reservation agents working in staggered shifts, or 520 working at any one time. The Company believes that it can achieve substantial growth by increasing the number of its reservation agents and consequently increasing its capacity to process the existing demand by potential customers who call its toll-free numbers daily.

o Marketing.

         The Company has already implemented a marketing strategy of focusing on advertising in Yellow Pages directories in the largest SMA's. The Company has advertisements of its "1-800-LOW-AIR-FARE" name and "1-800-569-2473" toll-free number listed in approximately 260 directories reaching a population of over 128 million people. The Company has advertisements of its "1-800-FLY-4-LESS" name and "1-800-359-4537" toll-free number listed in approximately 160 directories reaching a population of over 122 million people. The Company intends to continue its current strategy of advertising in Yellow Pages, but intends to focus on directories in those SMA's with populations whose general travel profiles are attractive to the

Company. Once the Company's ability to satisfy existing customer demand is addressed, the Company anticipates increasing consumer awareness of its easy-to-use, low-priced airfare approach to travel reservations through select print and radio advertising campaigns. See "-- Marketing."

o Strategic Acquisitions.

         The Company believes that opportunities exist for it to expand its market share in the travel market through the acquisition of other travel companies with valuable customer lists and intellectual property, and in markets outside the travel arena by acquiring other call center operations. The Company expects that such acquisitions would involve the purchase of the relevant names, service marks and telephone numbers, as well as any logos and other identifying features associated with them. The Stevens Merger is an example of one such strategic acquisition. See "- The Stevens Merger" and "-- Competition."

Services

         The primary service the Company offers to its customers who call its toll-free numbers is a reservation service for domestic and international flights. The Company strives to provide its customers with the lowest-priced airfare available for a particular travel route at the time of the reservation on those airlines whose tickets the Company sells. The Company's Turbo SABRE system is customized to provide to the reservation agent within two or three seconds up to 900 ticket options, ranked in order of price. Once tickets are purchased, they are printed at the Company's Tampa reservation center and delivered by overnight courier to customers.

         The Company's reservation centers operate 16 hours a day, 365 days a year. Each reservation agent operates a computer terminal that accesses the SABRE travel reservation and information system. The Company adjusts the number of reservation agents serving customers on an hourly basis. At the peak hours of 11:30 a.m. through 4:30 p.m., Eastern time, the Company has the most reservation agents working. It is during the peak hours of 11:30 a.m. through 4:30 p.m. that the Company is not able to answer all of the calls it receives.

Personalized Service

         The Company's customized Turbo SABRE system enables it to retain in its files individual travel preferences for its customers, such as seating, special meals and frequent flier numbers, which are automatically displayed when a customer's identifying information is input. This tailored information program personalizes the reservation process as well as reduces the time required to complete each reservation.

Corporate Customers

         While the Company's current customers are predominantly individuals and the Company's operating strategy targets the consumer market, the Company offers certain services targeted at corporate customers. These services, however, are designed to be offered during the processing of a single telephone call, as with calls from individual customers. The Company's Turbo SABRE system enables it to program "pop-up-windows" specifying, for each corporate customer, its travel policy, preferred air carrier vendors, specially negotiated rates, handling instructions and emergency procedures. The "pop-up-window" for each corporate customer appears on the terminal screen and guides the reservation agent during the reservation process.

Repeat Customers

         The Company believes that repeat customers are key to its ability to grow. The Company's "1-800-LOW-AIR-FARE" (1-800-569-2473) number has a rate of repeat customers (meaning customers who purchase at least one more ticket within a year) of approximately 40%, and the Company's "1-800-FLY-4-LESS" (1-800-359-4537) number has a repeat customer rate of approximately 50%. The Company believes that while customers are initially attracted by the low-priced airfares made available by the Company, they become repeat customers because of their satisfaction not only with the prices but also the convenience of being able to book their reservations on one relatively brief toll-free telephone call. The Company believes that it can generate internal growth by obtaining an even larger portion of the travel business of its existing customers and consequently increasing its repeat customer business.

Operations

         The Company's operations generate revenues principally from (i) the commissions on air travel tickets, (ii) override commissions on air travel tickets the Company books on Continental, United, Northwest, TWA, Carnival, America West, America Trans Air, Trans Brazil, Mexicana and Korean airlines,
(iii) segment incentives under the SABRE contract, (iv) co-op promotions with other suppliers of travel-related products and services, such as long-distance telephone companies, car rental companies and hotels, and (v) service fees of $10 or $20 that it charges per ticket. The Company also earns a $5 shipping and handling fee (net of expenses) for delivering tickets to its customers.

Standard Commissions

         In accordance with industry practice, the Company receives a commission of approximately 8% of the price of tickets that it sells. Most major U.S. airlines impose caps on such commissions of $25 dollars for one-way air travel tickets and $50 dollars for round-trip tickets. From time to time, most of the major U.S. air carriers informally waive the commission cap for the Company and other large travel agencies. Such waivers generally apply to sales of tickets for travel on selected routes and are granted to provide an incentive to increase sales for those routes. In addition, the Company obtains higher commissions through the payment of override commissions in excess of the standard 8% commission pursuant to agreements with most of the major U.S. airlines. Due to such override commissions and waivers of the commission cap and the Company's strategy of selling tickets on airlines with which it has override commission arrangements, the Company often receives a commission above the commission cap. See "-- Override Commissions."

Override Commissions

         The Company has entered into agreements with Continental, United, Northwest, the TWA Discounter, Carnival, America West, America Trans Air, Trans Brazil, Mexicana and Korean airlines for the payment of override commissions above the standard commissions the Company receives. Under such agreements, additional commissions are generally awarded if the volume of ticket sales surpasses certain agreed upon thresholds based upon ticket sales as reported by the Airlines Reporting Corporation (the "ARC"), a corporation owned and established by the airlines to provide reporting, settlement and related services in connection with the sale of transportation by travel agencies in the U.S. Override commissions are generally paid quarterly and, depending upon the specific agreement with the air carrier, may be paid directly by check from the air carrier to the Company, by means of net payments by the Company to ARC with respect to amounts owed to the air carrier, or through ARC by means of a credit memo in favor of the Company.

Segment Incentives under SABRE Contract

         The Company earns additional revenue from SABRE for each segment of air travel that it sells. A segment of air travel is non-stop air travel between two destinations. For each segment of air travel it sells, the Company receives $.50 from SABRE.

Service Fee; Shipping and Handling

         The Company also charges the customer a service fee per airline ticket sold. These fees are already calculated into the cost of the ticket when quoted to the caller. Because of the Company's override commission structure, the price of the ticket (even inclusive of the service charge) is still generally lower than the lowest-priced published fare quoted by the airlines. The Company also earns $5.00 (net of expenses) from the shipping and handling fee it charges to its customers.

Agreements with Consolidators

         The Company also sells air travel tickets offered by consolidators. Consolidators purchase large number of tickets directly from various air carriers for resale to the public. When the Company sells such tickets, the reservation is generally not booked through SABRE or settled through ARC, and the Company is paid its commission directly from the consolidator. The Company has entered into an agreement with a consolidator that sells tickets on TWA at a discount (the "TWA Discounter") pursuant to which it (i) solicits customers to purchase tickets for air travel on TWA at discounted fares from the TWA Discounter and (ii) solicits businesses to enter into agreements for the purchase of air travel on TWA from the TWA Discounter (the "TWA Agreement"). The TWA Agreement was recently extended to January 31, 1999, and is terminable before such date on 15 days' prior written notice by either party. The Company receives a 15% commission on each air travel ticket solicited by the Company or pursuant to an agreement solicited by the Company. Air travel tickets sold by the Company pursuant to the TWA Agreement, unlike sales from most other consolidators, are booked through SABRE; however, the Company receives its commission directly from the TWA Discounter monthly. The Company anticipates that its current arrangement with the TWA Discounter will expire in 2001, when the TWA Discounter will no longer be able to sell tickets on TWA; there can be no assurance, however, that the Company's TWA Agreement will be extended beyond its scheduled expiration date.

World Wide Web Home Page

         In anticipation of future technological innovations and consumer demand for directly accessing information and making purchases on-line, the Company has launched its home page at www.lowairfare.com on the World Wide Web, which enables customers to access the Company's customized Turbo SABRE system through their personal computers. The Company believes that consumers who prefer to purchase travel and travel-related products and services on-line will choose to access the Company's customized Turbo SABRE system over other options. Through the Company's home page on the Internet, customers can access the Company's customized Turbo SABRE system, view all information on the system, make reservations and pay for their tickets by providing their major credit card number for payment. In this process, the customer operates the Turbo SABRE system in place of the reservation agent. As with purchases by telephone, tickets are issued at the Tampa facility and delivered by overnight courier. Commissions that the Company earns on transactions conducted through its Web page are shared with SABRE.

Refunds, Chargebacks and the SABRE Credit Card Authorization Guarantee

         With the exception of sales to "walk-in" customers at the Tampa facility (which account for less than 1% of sales), all of the Company's sales are paid for by credit card. Once a sale is closed as described above under " --Reservation and Sale Sequence," it is subject only to refund or chargeback. Because the majority of the most inexpensive air travel tickets are non-refundable, only approximately 5% of the tickets the Company sells are refundable, and the refunds processed by the Company average less than .01% of sales. The Company recoups some of its costs associated with processing such refunds by imposing a $50 charge on each refund.

         Chargebacks similarly account for a small part of the Company's sales. A chargeback results from a customer who refuses to pay for a charge on his or her credit card statement. In such an instance, the Company generally must either return its commission to the relevant credit card issuer or seek recourse directly against the customer. Approximately 1% of the tickets sold by the Company result in chargebacks.

         None of the Company's credit card sales are subject to refusal by the relevant credit card issuer to remit payment to the Company. Since authorizations of credit card charges are effected electronically through the SABRE system, SABRE offers its subscribers a guarantee of such authorizations for a fee of $.50 per authorization. The Company pays this fee for all authorizations, and in return, SABRE pays the Company the amount of any commission or other payment refused by the relevant credit card issuer.

Airlines Reporting Corporation

         All of the Company's sales of air travel tickets that are offered directly by air carriers are settled through the Airlines Reporting Corporation ("ARC"). For sales settled through ARC, all commissions and other amounts owed to the Company are also settled through ARC according to ARC's procedures, except that override commissions may also be paid directly by check or wire transfer from the relevant air carrier to the Company. See "-- Override Commissions." The only sales of air travel that are not generally settled through ARC are air travel tickets offered by consolidators; however, some sales of air travel tickets by the Company that are offered by consolidators are settled through ARC. See "-- Agreements with Consolidators." For sales of air travel offered by consolidators, all commissions and other amounts owed to the Company are generally paid directly by check or wire transfer from the relevant consolidator to the Company.

         As an ARC-affiliated travel agency, the Company is subject to all rules and procedures imposed by ARC. ARC screens applications of new travel agencies, initiates collection procedures against travel agencies in default of payment, provides ticket stock to the travel agencies and facilitates payment between travel agencies and airlines. Tickets purchased from the Company are reported through ARC in accordance with the Company's Standard Ticket and Area Settlement Plan ("ASP"). The ASP encompasses distribution and control of ARC air travel tickets and other ARC traffic documents and processing and settlement services in connection with the sale or issuance of such documents by the Company. ARC administers the Company's ASP on behalf of ARC carriers.

Toll-Free Telephone Numbers

         The Company has contractual rights customary to the industry to use each of the three toll-free numbers through which customers call its reservation centers. In addition, if the Company for any reason fails to pay its monthly fee for such number, the Company believes that it will have a cure period to pay all amounts outstanding. Should the Company not make such payments and consequently lose the right to use such number, the Company expects that a "cooling-off" period of up to between 4 to 8 months will be imposed, during which no other party may use such number.

Marketing

         The Company markets its services primarily to individual customers who pay for their own tickets. The Company focuses its marketing efforts on placing advertisements listing its three easy-to-remember names and toll-free telephone numbers in Yellow Pages directories in those SMA's with populations whose general travel profiles are attractive to the Company.

         Given the broad distribution of Yellow Pages directories in metropolitan areas and other large markets, the Company's strategy is to place advertisements in directories of the largest SMA's, thereby reaching the greatest number of consumers with each advertisement. The Company currently has advertisements of its "1-800-LOW-AIR-FARE" name and "1-800-569-2473" toll-free number listed in approximately 260 directories reaching a population of over 128 million people. The Company has advertisements of its "1-800-FLY-4-LESS" name and "1-800-359-4537" toll-free number listed in directories reaching a population of over 122 million people. The Company also has advertisements of its "1-888-999-VUELA" name and "1-888-999-8835" toll-free number listed in directories reaching a population of over 13 million people.

         The Company's "1-800-FLY-4-LESS" name and number also appear (free of charge to the Company) in approximately 40 newspapers nationwide reaching a population of approximately 40 million people as part of a promotion campaign in which the Company provides such newspapers with the lowest-priced fares for selected routes. In addition, the Company advertises its "1-888-999-VUELA" name and number in the Spanish language radio and television markets of South Florida.

SABRE Technology

         Global distribution systems are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. The Company has chosen the SABRE system, which it believes is the best system available. A typical SABRE transaction -- consisting of an information request by a subscriber, a search in SABRE and a response to the subscriber -- averages less than two seconds in elapsed time. SABRE's "one-stop shopping" capabilities permit the Company to locate, price, compare and purchase the travel and travel-related products and services that best satisfy the traveler's requirements.

General

         SABRE is the largest global distribution system for electronic travel in the United States. SABRE was first developed in the 1960's. SABRE evolved from American Airlines' internal reservation system into a global distribution system when SABRE's content was expanded to include additional airlines and other travel providers. Other global distribution systems include Amadeus/System One (owned by Air France, Continental Airlines, Iberia and Lufthansa); Covia, (owned by United Airlines, British Airways, Swissair, KLM Royal Dutch and USAir, among others) and Worldspan (owned by Delta, Northwest and TWA). Each offers similar products and services.

         The SABRE system is able to perform high-volume, high-reliability, real-time transactions processing 24 hours a day, 365 days a year, enabling the creation of an efficient electronic marketplace for the sale and purchase of travel. The SABRE system maintains approximately 45 million airfares (updated throughout the day) and processes an average of 93 million requests for information per day. Such frequent updates of airfares are essential for the Company to be able to strive to provide its customers with the lowest-priced airfares. Through SABRE, reservations may be booked on all major U.S. and international airlines, but generally not on charter companies or certain small airlines or on air travel offered for resale by consolidators. In addition to providing information to subscribers about airlines and other travel providers and their products and services, SABRE also allows travel agency subscribers to print airline tickets, boarding passes and itineraries and purchase travel insurance or book theater tickets or limousines. Additionally, SABRE provides subscribers with travel information on matters such as currency, health and visa requirements, weather and sightseeing.

Turbo SABRE

         Because travel agencies have differing needs, based on, among other things, volume and location, the SABRE interface has been modified to meet the specific needs of different categories of travel agents. Travel agents can choose SABRE interfaces that range from simple text-based systems to feature-laden graphical interfaces. The Company has taken advantage of these options by choosing the Turbo SABRE system, an advanced point-of-sale interface that allows for screen customization and reservations/sales process structuring and eliminates SABRE-specific commands, thereby reducing keystrokes and training requirements for high-volume travel companies that need high levels of functionality. Turbo SABRE also provides data other than SABRE, such as back office hosts and local area network (LAN) databases.

         The Company has added a number of programs written and developed exclusively for the Company to its Turbo SABRE system. They include programs that generate "pop-up" windows to supply frequently requested or used information, as well as programs to alert reservation agents, supervisors and customer service agents using the system to errors frequently made by system operators. The Company believes that these customized features enhance the speed and efficiency of its operations.

SABRE Agreements

         In April 1996, the Company renewed the agreement pursuant to which it subscribes to the SABRE system at its Tampa headquarters for a five-year term. In November 1996, the Company also executed a five-year subscriber agreement pursuant to which it subscribes to the SABRE system at its San Diego reservation center. Under these agreements, SABRE provides the Company with the hardware, software, technical support and other services the Company needs to access SABRE in return for leasing fees. These fees are reduced by the "segment incentives" that the Company is credited with for each flight segment it books (at both its Tampa and San Diego facilities) through the SABRE system. To the extent that the segment incentives earned by the Company exceed the fees payable by it to American during each quarter, the Company receives such excess in cash.

Intellectual Property

         The Company markets its services in the United States under the names, "1-800-LOW-AIR-FARE," "1-800-FLY-4-LESS" and "1-888-999-VUELA."
"1-800-FLY-4-LESS," together with its logo, is a federally registered service mark in the name of the Company. The Company has filed an application to register the "1-800-LOW-AIR-FARE" name and logo as a federal service mark with the U.S. Patent and Trademark Office. It has also filed an application to register the Spanish language name, "1-888-999-VUELA," and related logo as a federal service mark with the U.S. Department of Commerce.

         The Company considers its service marks and the related telephone numbers to be valuable assets. There can be no assurance, however, that if others develop trademarks or telephone numbers similar to those of the Company or challenge the Company's use of its service marks, that the Company would be able to successfully defend its marks.

Competition

         The travel agency industry is highly fragmented and characterized by intense competition. The Company competes with a variety of other providers of travel and travel-related products and services. Its principal competitors are
(i) other telemarketing travel companies, (ii) traditional travel agencies,
(iii) air carrier vendors, and (iv) various online services available on the Internet. The Company's competitors generally have access to the same technology that the Company uses and also to other global distribution systems of electronic travel. See "-- SABRE Technology." Although distribution through travel agents continues to be the primary method of travel distribution, new channels of distribution are developing directly to businesses and consumers through computer on-line services, the Internet and private networks. In addition, individual consumers have access to other versions of SABRE technology and also to other global distribution systems of electronic travel permitting consumer-direct travel distribution via personal computer, cable television and other media. The Company faces competition in these channels not only from its principal competitors but also from possible new entrants in the sale of travel products and services and from travel providers that distribute their products and services directly. For example, in 1997, American Express Co. and Microsoft Corp. released an on-line travel booking service called Microsoft Expedia. The Company expects that this on-line travel booking service, while only in the developmental stage, will eventually directly compete with the Company. In addition, the Internet permits consumers to have direct access to travel providers, thereby by-passing both travel agents and global distribution systems such as SABRE. Further, some of the Company's competitors have significantly greater financial or marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than the Company.

         During periods of recession in the travel industry, the Company's competitive advantages with respect to quick, convenient processing of reservations and purchases of lowest-priced airfare may be of reduced importance. The Company's position in a recession may be more difficult than some of its competitors, since the Company targets the consumer market which may be the most adversely affected.

         The Company believes that its ability to compete depends upon a number of factors, including price, reliability, name and toll-free number recognition and speed of price quotations and reservations. There can be no assurance that the Company will be able to continue to compete successfully with respect to these or other factors.

Employees

         At March 15, 1998 the Company had approximately 190 full-time employees. Of such employees, 3 served in management, 146 were reservation agents or supervisors, 6 were involved in sales and marketing and 35 served in various clerical and other administrative capacities. All of the Company's reservation agents, supervisors and other worksite employees are provided through a professional employee leasing organization. The leasing organization is responsible for its employees' benefits. The Company provides all necessary training. The services agreement between the Company and the leasing organization may be terminated on 30 days' prior written notice.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located at its 33,000 square foot reservation center in Tampa, Florida. The Company operates a second 10,000 square foot reservation center in San Diego, California acquired as part of the Stevens Merger. The Company leases these properties from unaffiliated third parties and believes that its existing facilities are adequate for its current needs. The Company currently pays approximately $14,300 per month for its Tampa headquarters and approximately $7,000 per month for its San Diego reservation center.


ITEM 3. DESCRIPTION OF LEGAL PROCEEDINGS

         The Company may be involved from time to time in routine litigation incidental to its business. However, the Company believes that it is not a party to any pending litigation which is likely to have a significant negative impact on the business, income, assets or operation of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the IPO, by written consent dated as of on or about January 13, 1998, a majority of the Company's stockholders adopted resolutions
(i) ratifying the Company's January 1996 Amended and Restated Certificate of Incorporation, (ii) approving the Company's currently effective Amended and Restated Certificate of Incorporation, (iii) approving the Company's 1997 Stock Option Plan and (iv) approving the Stevens Merger.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's Common Stock and Warrants began trading on January 15, 1998, over the counter on the NASDAQ SmallCap Market under the Symbols IFLY and IFLYW, respectively and on the Boston Stock Exchange under the symbols IFL and IFLW, respectively. Over the counter market quotations reflect inter-dealer prices without mark-up, mark-down or commissions, and may not represent actual transactions. The quarterly high and low bid prices for the Company's Common Stock and Warrants through March 25, 1998 as reported by the National Association of Securities Dealers, Inc., are as follows:

       Common Stock:                            1998

          Quarter                   High                   Low

First Quarter
(thru 3/25/98)                     5 3/4                 1 1/16

         Warrants:

          Quarter                   High                   Low

First Quarter
(thru 3/25/98)                       3/4                   5/32

         On March 25, 1998, the closing bid prices of the Company's Common Stock and Warrants were $1.5625 and $.25 respectively. As of March 25, 1998, there were approximately 500 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that as of March 25, 1998, there were approximately 1,000 beneficial holders of the Company's Common Stock.

Dividends

         The payment of dividends is contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition. It is the present intention of the Company's Board of Directors to retain its earnings, if any, for use in the Company's business.

Recent Sale of Unregistered Securities

         During 1997 the Company issued 8,500 shares to the following third party vendors for services rendered:

                                Reason for
          Stockholder Name        Issuance        # of Shares      Value
          ----------------        --------        -----------      -----
     Albert Wardi ...........     Services           3,500          $  8,750
     Barry Saunders .........     Services           5,000            12,500
                                                     8,500           $21,250
                                                     =====           =======

The offerings were made in reliance on Section 4(2) of the Securities Act as transactions involving a limited number of offerees and not involving any public offerings. Mr. Saunders has represented to the Company in writing that he is an accredited investor.

The IPO

         On December 31, 1997, the Company's Registration Statement on Form SB-2 (Registration No. 333-28237) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, the Company registered the following securities:

         (i) 1,350,000 shares of Common Stock (the "Firm Shares") and 2,700,000 Redeemable Common Stock Purchase Warrants (the "Firm Warrants") exercisable for one share of Common Stock at a price of $6.25 per share (the "Warrants");

         (ii) 202,500 shares of Common Stock (the "Option Shares") and 405,000 Warrants (the "Option Warrants") issuable upon exercise of the Representatives' over-allotment option;

         (iii) 3,105,000 shares of Common Stock issuable upon exercise of the Firm Warrants and the Option Warrants;

         (iv) Common Stock Warrants to purchase 135,000 shares of Common Stock (the "Representatives' Common Stock Warrants") and Warrant Warrants issued to the Representatives to purchase 270,000 Warrants (the "Representatives' Warrants Warrants");

         (v) 270,000 Warrants issuable upon exercise of the Representative's Warrants Warrants and 405,000 shares of Common Stock issuable upon exercise of the Representatives' Common Stock Warrants and the Warrants underlying the Representatives' Warrant Warrants;

         (vi) 819,566 shares of Common Stock (the "Registered Shares") and 275,000 warrants (the "Registered Warrants") registered on behalf of selling securityholders (the "Selling
                  Securityholders"); and

         (vii) 275,000 shares of Common Stock issuable upon exercise of the Registered Warrants.

         On January 21, 1998, the Company closed its initial public offering though an underwriting syndicate for which First London Securities Corporation and First Liberty Investment Group, Inc. served as representatives. The Company sold the Firm Shares and the Firm Warrants, at a price of $5.00 per share for the Common Stock and $.125 per Warrant, for an aggregate offering price of $7,087,500. On January 23, 1998, the Representatives exercised their over-allotment option with respect to the Option Warrants, and on that day, the Company closed the sale of the Option Warrants at a price of $.125 per Warrant for an aggregate offering price of $50,625.

         The Company paid the underwriters an underwriting commission of $713,812.50 and paid the Representatives a non-accountable expense allowance of $214,143.75. Other expenses incurred in connection with the offering, including SEC registration fees, NASD filing fees, NASDAQ listing fees, Boston Stock Exchange filing fees, blue sky fees and expenses, printing, legal and accounting fees, were approximately $1,411,000 in the aggregate, yielding net proceeds of approximately $4,800,000.

         Of the net proceeds, immediately as of the closing of the IPO, the Company used approximately (i) $1,578,000 to retire the Company's promissory note issued to JSG in connection with the Steven Merger; (ii) $69,000 to pay Stevens an extension fee and reimburse it for certain expenses incurred in connection with the merger and (iii) $160,000 to retire the Company's short-term promissory notes, including accrued interest, issued to Jerry Dowell.

         Since the IPO Closing, the Company has used $558,000 to redeem 184,615 shares of Common Stock issued to JSG pursuant to the Merger Agreement and to obtain the release of JSG's Make-Whole Rights under the Merger Agreement.

         Each Warrant entitles the holder to purchase one share of Common Stock at a price of $6.25 per share during the five-year period commencing on January 15, 1998. The Warrants are redeemable by the Company for $.05 per Warrant on not less than 30 nor more than 60 days written notice if the closing price for the Common Stock for seven trading days during a 10 consecutive trading day period ending not more than 15 days prior to the date that the notice of redemption is mailed equals or exceeds $10.00 per share, subject to adjustment under certain circumstances and provided there is then a current effective registration statement under the Securities Act of 1933, as amended, with respect to the issuance and sale of Common Stock upon the exercise of the Warrants. Any redemption of the Warrants during the one-year period commencing on January 13, 1998 will require the written consent of First London Securities Corporation.

         The Registration Statement also covered the registration by the Selling Securityholders of the Registered Shares and the Registered Warrants identical to the Warrants issued and sold to the public in the IPO (and 275,000 shares of Common Stock issuable thereunder). The Registered Securities were not underwritten, but may be sold from time to time pursuant to arrangements made by the Selling Securityholders. All of the Selling Securityholders have agreed not to transfer, sell or otherwise dispose of their Registered Shares for various periods ranging from 15 days to two years after the closing of the initial public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the results of operations of the Company for the years ended December 31, 1996 and 1997, and should be read in conjunction with the financial statements of the Company and related notes thereto included elsewhere herein.

Overview

         The Company operates as a telemarketing travel agency, providing air transportation reservation services for domestic and international travel to customers through its easy to remember, toll-free numbers. The Company was formed in November 1995 to acquire certain assets of and assume certain liabilities of 1-800-Low Airfare, Inc. (the "Predecessor Business"). The acquisition was consummated on December 1, 1995. To expand its operations, in November 1996 the Company entered into a Merger Agreement with the Joseph Stevens Group, Inc. ("Stevens") and its sole shareholder, Joseph Stevens Group, LLC ("JSG"). Prior to the consummation of the merger, Stevens operated as an independent travel agency specializing in the telemarketing of airline tickets. Pursuant to the Merger Agreement, simultaneously with the closing of the Company's initial public offering on January 21, 1998, Stevens was merged with and into the Company, with the Company as the surviving corporation.

         The Company's operating revenues presently consist, and for the immediate future will continue to consist, principally of (i) commissions on air travel tickets; (ii) override commissions on air travel tickets booked on airlines with which the Company has override agreements; (iii) segment incentives under the Company's agreement with SABRE; (iv) co-op promotions with suppliers of travel related products and services; and (v) service fees charged to customers.

         The Company's revenues are a function of the number and price of the tickets its sells and the percentage of the price of such tickets it retains as commissions and override commissions, as well as on the service charge imposed on customers. Although the Company entered into its first override agreement in December 1995, it only began to achieve the volume necessary to benefit from these agreements in the third quarter of 1996. The Company entered into an agreement with the TWA Discounter on March 1, 1996. As a result of its override agreements and its agreement with the TWA Discounter, the Company is able to charge its customers a $10 or $20 service charge, depending on the price of the ticket, while still offering low priced tickets. The Company only began to impose this service charge in January 1997.

         The Company anticipates that as the volume of tickets sold increases and the proportion of tickets sold which are subject to an override agreement increases, the percentage of the price of the tickets sold retained by the Company will increase. The Company's operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers, including payroll, commissions and benefits; telephone; general and administrative expenses, including rent and computer maintenance fees; and, to date, interest, fees and expenses associated with the Company's financing activities. Set forth below for the periods indicated are the gross dollar amounts of reservations booked, revenues and revenues as a percentage of reservations, the gross dollar amount of expenses, expenses as a percentage of revenues and net loss as a percentage of revenues.

                   Eleven
                   Months         Month                                  Year
                   Ended          Ended                                  Ended                 Year Ended
                November 30,     December          1995                 December                December
                   1995          31, 1995         Total          %      31, 1996         %      31, 1997          %
                -----------    -----------    -----------     -----   -----------     -----   -----------       ---
Gross
Reservations    $ 9,647,090    $ 1,609,426    $11,256,516        --   $23,590,782        --   $53,845,888        --
                ===========    ===========    ===========             ===========             ===========
Revenues
  (including
  override) .     1,090,938        133,970      1,224,908      10.9%*   3,235,777      13.7%*   8,321,916      15.5%
                -----------    -----------    -----------     -----   -----------     -----   -----------       ---
OPERATING
  EXPENSES:                                                        **
  Employee
   Costs ....     1,115,403        175,604      1,291,007     105.4%    2,490,770      77.0     4,307,529      51.8
  Telephone .       392,869         14,527        407,396      33.3       702,870      21.7     1,250,888      15.0
  Ticket
   Delivery .       138,798         17,896        156,694      12.8       407,579      12.6       771,249       9.3
  Advertising       333,520            437        333,957      27.3       137,223       4.2       293,036       3.5
  General and
    Adminis-
    trative .     1,156,777         53,869      1,210,646      98.8     1,768,058      54.7     1,913,654      23.0
  Interest ..       168,857          4,017        172,874      14.1     1,114,298      34.4        54,526      0.66
                -----------    -----------    -----------     -----   -----------     -----   -----------       ---
    Total
     Expenses     3,306,224        266,350      3,572,574     291.7     6,620,798     204.6     8,590,882     103.2
                -----------    -----------    -----------     -----   -----------     -----   -----------       ---
Other Income         41,959          1,782         43,741       3.6        12,610       0.4         6,461       0.1
                -----------    -----------    -----------     -----   -----------     -----   -----------       ---
Net (Loss) ..   $(2,173,327)   $  (130,598)   $(2,303,925)    188.1%  $(3,372,411)    104.2%  $  (262,505)      3.2%
                ===========    ===========    ===========    ======   ===========    ======   ===========    ======

----------
*  Revenues as a percentage of gross reservations.
** Expenses as a percentage of revenues.

Results of Operations

         In connection with the Stevens Merger, the Company and Stevens entered into an Interim Operating Agreement pursuant to which the Company operated Stevens' business for the account of the Company effective January 1, 1997 through the closing of the merger. The numbers in the table above and in the discussion below for the year ended December 31, 1997, include the operations of Stevens.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenues for the year ended December 31, 1997 ("Fiscal '97") increased 164% to $8,321,916 compared to $3,235,777 for the year ended December 31, 1996 ("Fiscal '96"). The increased revenues reflect the 128% increase in gross reservations booked in Fiscal '97 ($53,845,888) as compared to Fiscal '96 ($23,590,782). Approximately $20,000,000 of the gross reservation increase and $3,113,000 of the revenue increase is attributable to the assumption of the operations of Stevens in January 1997. The increased gross reservations booked and increased revenues also reflect the increase in the volume of calls handled at each of the Company's reservation centers as a result of increases in the number of reservation agents and certain operating efficiencies. As a percentage of gross reservations, revenues increased from 13.7% of gross reservations during 1996 to 15.5% of gross reservations during 1997.

         Operating expenses for Fiscal '97 increased 30% to $8,590,882 compared to $6,620,798 for Fiscal '96. Operating expenses did not increase proportionate to the increase in revenues due to the fact that many expenses (office rent, utilities, management wages, etc.) remain relatively constant over a broad range of revenues. The increase in operating expenses resulted primarily from an increase in the Company's payroll, commissions and employee benefits expenses, which increased 73% to $4,307,529 in Fiscal '97 from $2,490,770 in Fiscal '96. The increase in payroll expenses reflects the absorption of the employees of Stevens as well as the increase in the number of reservation agents which occurred at both reservation centers. Consistent with the increase in the volume of tickets sold by the Company, the Company also recorded increases in its telephone and ticket delivery expenses, though these increases were not proportional with the increase in the Company's volume. Also contributing to the increase in operating expenses was an increase in the Company's advertising expense of 114% to $293,036 in Fiscal '97 from $137,223 in Fiscal '96 as the Company increased the number of yellow page directories in which it advertises and absorbed the cost of advertising its and Stevens' toll free numbers. The Company's general and administrative costs increased 8.2% to $1,913,654 in Fiscal '97 compared to $1,768,058 in Fiscal '96. This increase reflects an increase of approximately $583,000 reulting from the absorption of the general and administrative expenses associated with Stevens partially offset by a reduction of $438,000 of general and administrative expenses associated with the Florida office. The increase in the foregoing operating expenses was offset, in part, by a substantial decrease, 95%, in the Company's interest expense to $54,526 in Fiscal '97 from $1,114,298 in Fiscal '96. The substantial interest expense incurred by the Company in Fiscal '96 reflects the Company's need to borrow to fund its growth and shares issued either as penalties or to induce lenders to roll over loans which were not timely paid. The substantial reduction in the Company's interest expense in Fiscal '97 reflects the fact that the Company generated cash from operations during Fiscal '97 and as a result, was able to improve the terms on which it incurred debt.

         During Fiscal '97 the Company's operating loss was ($262,505), a reduction of 92% from the operating loss of ($3,372,411) incurred during Fiscal '96. The reduction in the Company's operating loss reflects the substantial increase in revenues, plus the net changes in operating expenses outlined above. Though the non-cash charges incurred in respect of the Company's debt and other financing activities decreased dramatically from Fiscal '96 to Fiscal '97, the Company did incur non-cash operating expenses charged against income during Fiscal '97 of $321,050, related to the issuance of stock, options and warrants, including a charge of $300,000 resulting from options issued to induce its three new directors to join its Board.

Liquidity and Capital Resources

         The Company commenced operations in December 1995 upon the acquisition of certain assets of the Predecessor Business for $1,407,008 of which $10,000 was paid in cash, $90,000 was paid by the delivery of the Company's Promissory Note; $720,480 was satisfied through the issuance of 600,400 shares of the Company's Common Stock and $586,528 was satisfied through the assumption of certain liabilities of the Predecessor Business. Of the 600,400 Shares issued, 300,000 shares were to be issued to creditors of the Predecessor Business which elected to convert their claims against the Predecessor Business into stock at the rate of $10.00 per share. Pursuant to this agreement, during Fiscal '96 the Company issued 153,934 shares of Common Stock to creditors of the Predecessor Business and 146,066 shares of its Common Stock to the Predecessor Business.

         Prior to completion of its initial public offering in January 1998, the Company financed its operations from capital contributions, net of related expenses, in the amount of $2,455,902; loans in the amount of $460,750; and through services provided by certain vendors to be paid out of future revenues. The Company, including its Predecessor, used $1,293,714 in operating activities in Fiscal '95 and $1,095,150 for operating activities in Fiscal '96 and generated $1,092,357 from operating activities in Fiscal '97. The improvement in the Company's operating cash flow reflects primarily the substantial increase in the Company's operating revenues and the resulting decline in its operating loss from ($3,372,411) in Fiscal '96 to ($262,505) in Fiscal '97. During Fiscal '97 a substantial portion ($1,358,573) of its operating cash flow was applied to costs associated with its initial public offering. Because the offering was completed in January 1998, the Company does not anticipate that these cash outlays will be replicated in Fiscal '98.

         During Fiscal '96 the Company's capital expenditures were approximately $371,000 primarily for leasehold improvements. Because the Company's computers and telephone switching equipment are already in place, the Company did not incur substantial capital expenditures during Fiscal '97 in respect of its Tampa facility. The Company did, however, incur costs of $317,330 in connection with the Stevens merger.

         In January 1998, the Company completed an initial public offering of its Common Stock and Redeemable Common Stock Purchase Warrants from which it derived net proceeds of approximately $2,993,000 after payments to JSG in connection with the Stevens merger. Of such amount, $1,000,000 will be applied to recruiting and training reservation agents; $500,000 will be used to expand the Company's marketing activities, at least $250,000 will be used to purchase capital equipment and the balance, approximately $1,243,000, will be available for working capital. The Company projects that if its revenues continue to grow as they did during Fiscal '97 it will generate positive cash flow from operations, enabling it to preserve its working capital or apply it as it determines appropriate. For example, in March 1997 the Company used $558,000 to redeem 184,615 shares issued to JSG in connection with the Stevens Merger and obtain the release of the Make-Whole Rights granted to JSG in the Merger Agreement.

         On a pro forma as adjusted basis after giving effect to the Stevens Merger, the consummation of the Company's initial public offering, the Company will have intangible assets of approximately $4,350,000, including goodwill of $4,000,000. The amount carried on the Company's Financial Statements as Goodwill represents, primarily, the amounts paid or the value of the shares of Common Stock issued in connection with the acquisition of the assets of the Predecessor Business and the Stevens Merger, in excess of the net fair value of the assets acquired. The ability of the Company to realize the value of such Goodwill is a function of its ability to operate profitably the business conducted with the assets acquired. The Company periodically reviews the amount of Goodwill included in its Financial Statements to determine whether it is appropriate to write-down all or any portion of such amount. Any decision to write-down substantially the amount of Goodwill on the Company's Financial Statements would result in a charge against the Company's earnings.


ITEM 7. FINANCIAL STATEMENTS.

         See Index to Financial Statements, Page F-1


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)

         The Company has a classified Board of Directors of six persons divided into three classes. Directors of each class are elected at the annual meeting of stockholders held in the year in which the term for such class expires and serve thereafter for three years. Set forth below for each director is his name, age, the year in which he became a director of the Company, his principal occupations during the last five years and any additional directorships in publicly-held companies. Unless otherwise indicated, the following information is current as of March 25, 1998.

         Mark D. Mastrini has served as the Company's Chief Operating Officer since January 1996, and as the Company's President since January 1997. Prior to joining the Company, from October 1992 until October 1996, Mr. Mastrini was the founder and owner of One on One Consulting, a consulting firm in Pueblo, Colorado. From September 1992 until October 1994, Mr. Mastrini was owner of X-Press Printing, a printing business in Pueblo, Colorado. From October 1993 until December 1996, he was the owner and editor of Pueblo West Eagle Monthly Magazine. From May 1991 until June 1992, Mr. Mastrini was Vice President of Sales and Marketing at the Braniff Airlines in Dallas, Texas, an airline which subsequently filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in the Eastern District of New York in July 1992.

         Pasquale Guadagno has served as a director of the Company since its incorporation in November 1995. Mr. Guadagno had been a Senior Vice-President at M.S. Farrell, Inc., an investment banking firm, from December 1996 to November 1997. From 1993 until November 1996, Mr. Guadagno was Senior Vice President of Euro-Atlantic Securities, Inc., an investment banking firm in Boca Raton, Florida. From 1990 through 1993, Mr. Guadagno was employed as a Senior Vice President by Smith-Barney in New York City.

         Michael A. Gaggi has served as a director of the Company since its incorporation in November 1995. Mr. Gaggi served as a senior vice president at Joseph Stevens & Company, Inc., an investment banking firm in New York City from 1994 until December 1997, when he resigned from such position. From 1993 until 1994, Mr. Gaggi was employed as a vice president by Barington Capital. Mr. Gaggi has been a principal director of Upscale Eyeglass Boutiques Myoptics since 1990. Joseph Stevens & Company, Inc. is not affiliated with or related to The Joseph Stevens Group, Inc., the travel agency acquired by the Company in the Steven Merger, or its sole stockholder, The Joseph Stevens Group, LLC or any of its equity members.

         George A. Warde has served as a director of the Company since October 1997. Since 1992, he has served as a consultant to various businesses including Oaklawn Partners Ltd. (a consulting firm), Sener (a financial advisory firm in Madrid, Spain), Aircraft Braking Systems, Inc. (a manufacturer of aircraft braking systems), Ayres Corp. (an aircraft manufacturer), Airline Capital Holding Corp. (an investment holding company that invests in airline projects), America Trans Africa Airlines (an airline) and Rich Airways (an airline on whose board he is also serving as a director). From October 1994 until January 1995, he served as temporary president and chief executive officer of Private Jet Expeditions, an airline. From August 1995 until February 1996, he served as president and chief executive officer of Presidential Air, an airline. From 1988 until 1992, Mr. Warde was managing director of Foshing Airlines, an airline which services continental Asia. From 1983 until 1988, he served as vice chairman of Continental Airlines and as president of its Pacific Division. From 1981 until 1983, he served as president and chief executive officer of Continental Airlines, and as a member of its board of directors. From 1974 until 1981, Mr. Warde served as senior vice president and a board member of Airbus Industrie, an airplane manufacturer in Toulouse, France. From 1960 until 1974, he was president, chief executive officer and director of American Airlines Inc. From 1950 until 1960, Mr. Warde was a superintendent of maintenance for Pan American World Airways. From 1940 until 1950, he was director of overseas maintenance for American Airlines.

         Carl A. Bellini has served as a director of the Company since November 1997. Mr. Bellini is a director (since August 1994), chief operating officer (since October 1993), and executive vice president of marketing and stores (since August 1992) of Revco D.S., Inc., the nation's second largest drugstore chain which was sold to the CVS chain in May 1997. From 1989 until 1992, he was president and chief executive officer of Erol's, Inc., a video and electronics chain. Prior thereto, from 1987 until 1989, Mr. Bellini was executive vice president of stores for Revco. From 1980 until 1987, Mr. Bellini was associated in various capacities with The Sherwin-Williams Company, including as president and manager of the stores division and as group vice president in charge of the retail paint and Gray Drug Fair drug store divisions. From 1975 until 1980, Mr. Bellini served as senior vice president of operations, distribution and real estate of Family Dollar Store. From 1955 until 1975, Mr. Bellini was associated in a variety of operations and management positions with W.T. Grant, a retail variety chain. Mr. Bellini is on the board of directors of Sel-Lab Marketing, a cosmetics firm. He is also advisor to the boards of Manco, a privately-owned adhesives and tape company, Sensormatic, a New York Stock Exchange-listed manufacturer of security devices, and Farmacia Ahumada, a Chilean drugstore chain, and a consultant to Ratcher Press, a publisher of Chain Drug Review and Mass Marketing Review, which are industry publications.

         L. Douglas Bailey has served as a director of the Company since November 1997. In 1995, he founded Bailey & Associates, Inc., an international retail consulting firm providing information and assistance to consumer goods companies and retail stores, distribution centers and business properties. From 1993 until 1995, Mr. Bailey was president of Home Shopping Club, Inc., the flagship company of the Home Shopping Network. From 1972 until 1992, he was employed in various capacities with the Eckerd Drug Company, most recently as senior vice president of procurement. In 1980, Mr. Bailey and his wife founded Regent Properties, a company specializing in the development of commercial warehouse and office space. From 1969 until 1970, Mr. Bailey was the Florida general merchandise manager of Cunningham Drugs, a drugstore chain. From 1964 until 1968, Mr. Bailey was softlines merchandise manager of Sears, Roebuck & Co. Mr. Bailey is on the board of directors of Sel-Lab Marketing, a cosmetics firm, and Goodwill Industries-Suncoast, Inc., a private foundation. He also serves on the boards of the Pinellas (Florida) Industrial Council and the Florida Lung Association, and serves on the board of trustees or advisory boards of Ruth Eckerd Hall (a performing arts center), The Goodwill-Suncoast Foundation, Inc. (a private foundation), the University of Florida Retail School and the University of Florida's Stavros Economic Center.

         The names of the directors and executive officers of the Company and their respective ages and positions are as follows:

         Name            Age                          Position
         ----            ---                          --------
Mark D. Mastrini          33       President, Chief Operating Officer and
                                     Director
Jerrold B. Sendrow        52       Chief Financial Officer, Vice President --
                                   Finance, Treasurer and Secretary
Michael A. Gaggi          35       Chairman of the Board
Pasquale Guadagno         39       Director
George A. Warde           76       Director
Carl A. Bellini           64       Director
L. Douglas Bailey         55       Director
Biagio Bellizzi           57       Vice President-- Marketing
Frank Zhao                37       Vice President-- Controller

         Set forth below is certain information concerning certain executive officers and key personnel of the Company.

         Jerrold B. Sendrow has served as the Company's Chief Financial Officer, Vice President-Finance, Treasurer and Secretary since its incorporation in November 1995 and served as a director from inception until July 1997. From June 1994 through November 1995, Mr. Sendrow was employed by 1-800 Low-Air Fare, Inc., the Company's predecessor, in the same capacities. From March 1993 through June 1994, Mr. Sendrow was employed by MSW Columbia Travel Group, Inc. as vice president-finance. From December 1984 through March 1993, Mr. Sendrow was employed by Pisa Brothers, Inc. as controller. Mr. Sendrow has over 22 years experience in the travel industry.

         Biagio Bellizzi has served as the Company's Vice President-Operations since its incorporation in November 1995. From June 1995 through November 1995, Mr. Bellizzi was employed by 1-800 Low-Air Fare, Inc., the Company's predecessor, as vice president-operations. From 1991 through June 1995, Mr. Bellizzi was employed by Thomas Cook Travel, Inc. as Director-Leisure Marketing from 1993 until 1995 and as Director -- Retail Offices from 1991 to 1993. Mr. Bellizzi has over 30 years experience in the travel industry.

         Frank Zhao was appointed Vice President -- Controller of the Company in October 1997. Prior to joining the Company, Mr. Zhao a senior accountant at Toho Shipping (USA), a shipping company. From 1993 until 1995, Mr. Zhao was an associate auditor at Coopers and Lybrand in Washington, D.C. From 1986 until 1990, Mr. Zhao was finance manager of PDL Ltd., a trading and investment company in Hong Kong. From 1983 until 1986 he was a financial consultant at Beijing International Trust and Investment Corporation, an investment company in Beijing, China. Mr. Zhao is a certified public accountant.

ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to Mr. Mastrini, the Company's President and Chief Operating Officer, and Lucien Bitter, the Company's former President and Chief Operating Officer, during the years ended December 31, 1997 and 1996. Messrs. Mastrini and Bittar were the only employees of the Company whose compensation exceeded $100,000 during such years.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                      Long Term Compensation
                                       ------------------------------      -----------------------------------------
                                                                                           Securities
                                                               Other       Restricted      Underlying
   Name and Principal                                          Annual         Stock         Options/     All Other
        Position             Year      Salary      Bonus        Comp.      Awards($)(1)       SARS      Compensation
        --------             ----      ------      -----        -----      ------------       ----      ------------
Mark Mastrini ............   1996      $66,459        $0          $0       $120,000(1)         $0            $0
President and
Chief Operating Officer      1997     $125,205        $0        $8,333          $0             $0            $0

Lucien Bittar(2) .........   1996      $91,093        $0          $0            $0             $0            $0
Former President and
Chief Operating Officer      1997        $0           $0          $0            $0             $0            $0

----------

(1)      Represents 100,000 shares of Common Stock, valued at $1.20 per share.

(2)      Mr. Bittar received no compensation from the Company in calendar year
         1997.

Compensation Arrangements

Director Compensation

         As compensation for services, non-employee directors are be paid $2,000 per month and are reimbursed for all expenses incurred in participating in Board Meetings. The Company anticipates that it will enter into a Consulting Agreement with Michael Gaggi providing for a fee of $5,000 per month.

         The Company issued options to purchase 50,000 shares, exercisable at $3.00 per share, to each of Messrs. Warde, Bellini and Bailey at the time each was elected to the Board of Directors, and has agreed to issue options to purchase an additional 50,000 shares to each of them (exercisable at the same price) six months after the IPO Closing.

         During 1996 and 1997 the Company paid personal expenses of certain directors aggregating approximately $233,000. Of such amount $154,000 was paid on behalf of Michael Gaggi for transportation, lodging, entertainment and long-distance telephone expenses and $79,000 for transportation, lodging, entertainment and long-distance telephone expenses was paid on behalf of Mr. Balsamo, a former director of the Company. Mr. Gaggi and Mr. Balsamo have agreed to repay $100,000 of such amount together with interest from September 1, 1997 at the rate of 7% per annum, in eight equal quarterly installments commencing March 31, 1998. For services rendered, during 1996 the Company issued options to purchase 100,000 shares of Common Stock, exercisable at $1.00 per share, to each of Messrs. Gaggi and Guadagno. In addition, certain directors have received commissions in connection with private placement of the Company's securities. See "Certain Relationships and Related Transactions."

Executive Compensation

         The Company has entered into employment agreements with each of Messrs. Mastrini, Sendrow and Bellizzi. Each of the employment agreements terminates on September 30, 2000. Pursuant to their respective agreements each of Messrs. Mastrini, Sendrow and Bellizzi has agreed to devote his entire working time and attention to the business of the Company. In addition, each of these individuals has agreed not to compete with the business of the Company for a period of ninety days following the termination of his employment with the Company.

         Pursuant to his agreement, Mr. Mastrini is entitled to receive a base salary initially at the rate of $125,000 per year. The base salary is to increase by 5% plus the annual increase in the consumer price index on each of October 1, 1998 and 1999. In addition to his base salary, Mr. Mastrini is to receive medical and disability insurance comparable to that provided to the Company's executive employees and a car allowance of $500 per month. As additional compensation for his services, the Company agreed to issue an aggregate of 150,000 shares of Common Stock to Mr. Mastrini, including 100,000 shares issued upon execution of his employment agreement, of which 50,000 vested immediately and 50,000 are subjected to forfeiture in the event Mr. Mastrini is not in the employ of the Company 12 months after execution of the agreement, and 50,000 shares are to be issued to him on the second anniversary of the execution of his agreement. In addition to his shares, the Company issued to Mr. Mastrini options, exercisable at $5.00 per share, to purchase 50,000 shares of Common Stock, and upon completion of the IPO issued to Mr. Mastrini registered warrants identical to the Warrants sold to the public in the IPO to purchase 25,000 shares of Common Stock.

         In the event of death, all of Mr. Mastrini's stock and options will vest immediately. In the event that Mr. Mastrini's employment is "constructively terminated" (as that term is defined in his employment agreement) all of his stock and options will vest immediately and he will be entitled to receive the compensation due under his employment agreement in one lump sum.

         Pursuant to his agreement Mr. Sendrow is entitled to receive a base salary initially at the rate of $77,000 per year. Mr. Sendrow's base salary increases by 5% plus the annual increase in the consumer price index on each of October 1, 1998 and 1999. In addition to his base salary Mr. Sendrow is to receive medical and disability insurance comparable to that provided to the Company's executive employees generally and a car allowance of $350 per month. At the time of the execution of his employment agreement, the Company issued an aggregate of 100,000 shares of Common Stock to Mr. Sendrow. As additional consideration for his services, the Company issued to Mr. Sendrow options, exercisable at $5.00 per share, to purchase 25,000 shares of the Company's Common Stock.

         Pursuant to his agreement, Mr. Bellizzi is entitled to receive a base salary initially at the rate of $50,000 per year, subject to a discretionary increase based upon the Board of Directors review of his performance at the end of this year. Mr. Bellizzi's base salary increases by 5% plus the annual increase in the consumer price index on each of October 1, 1998 and 1999. In addition to his base salary, Mr. Bellizzi is to receive medical and disability insurance comparable to that provided to the Company's executive employees generally. At the time of the execution of his employment agreement, the Company issued an aggregate of 50,000 shares of Common Stock to Mr. Bellizzi. As additional consideration for his services, the Company issued to Mr. Bellizzi options, exercisable at $5.00 per share, to purchase 12,500 shares of the Company's Common Stock.

Consultant

         Lucien Bittar has been a consultant to the Company since January 1997, and receives a consulting fee at the rate of $6,000 per month. Mr. Bittar served as the Company's President and Chief Operating Officer and a director from its incorporation in November 1995 until January 1997. Mr. Bittar served as the Vice-Chairman of the Board from April 1996 until February 1997. From August 1994 through November 1995, Mr. Bittar was president and a director of 1-800 Low-Air Fare, Inc., the Company's predecessor. Mr. Bittar founded Filigree, Inc., a travel consulting company, in May 1989 and served as its president and chief executive officer from that time until he joined 1-800 Low-Air Fare, Inc. in August 1994. Prior to 1989, Mr. Bittar was employed by Thomas Cook Travel, Inc. During that time he served as executive vice president responsible for all United States operations and a member of the Board of Directors. Mr. Bittar currently owns 200,000 shares of Common Stock.

Promoter

         Vito Balsamo, a former director of the Company, may be considered a promoter of the Company. Since December 1997, Mr. Balsamo has been Vice President of Investments at Lexington Capital Partners and Company Ltd. From 1994 until December 1997, Mr. Balsamo held the position of Senior Vice President of Joseph Stevens & Company, L.P., the investment banking firm with which Mr. Gaggi was affiliated. Before joining Joseph Stevens & Company Mr. Balsamo served as Vice President of Barington Capital (September 1993 -- 1994) and as account executive with Thomas James and Company (September 1992 -- September 1993). For services rendered, during 1996 the Company issued to Mr. Balsamo options to purchase 100,000 shares of Common Stock exercisable at $1.00 per share.

Engagement of Employees and Others

         The Board of Directors has determined that the engagement of any individual, as an employee or otherwise, whose compensation is reasonably anticipated to exceed $50,000 per annum, inclusive of reimbursable expenses, will require approval of a majority of the Board.

Stock Option Plan

         Under the Company's 1997 Stock Option Plan (the "Stock Option Plan"), 250,000 shares of Common Stock have been reserved for issuance upon exercise of stock options. The Stock Option Plan is designed as a means to attract, retain and motivate qualified and competent persons who are key to the Company and its subsidiaries, including employees, officers and directors, and upon whose efforts and judgment the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons. For purposes of this discussion, the term director includes directors of the Company and directors of any of its subsidiaries.

         The Compensation Committee of the Board of Directors or, in the absence of the appointment of a Committee, the Board of Directors (collectively referred to herein as the "Compensation Committee") administers and interprets the Stock Option Plan and is authorized to grant options thereunder to all eligible employees, officers and directors of the Company. The Stock Option Plan provides for the granting of both incentive stock options and nonqualified stock options. Options are granted under the Stock Option Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the fair market value of the Common Stock on the date of grant and a term of no more than five years.

         No incentive stock option, and unless the Compensation Committee's prior written consent is obtained (which consent may be obtained at the time an Option is granted) and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Exchange Act no nonqualified stock option, may be transferred other than by will or the laws of descent and distribution. Each option may be exercisable during the optionee's lifetime only by the optionee, or in the case of a nonqualified stock option that has been transferred with the Compensation Committee's prior written consent, only by the transferee consented to by the Compensation Committee. Unless the Compensation Committee's prior written consent is obtained (which consent may be obtained at the time an Option is granted) and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Exchange Act, no shares of Common Stock acquired by an officer, as that term is defined under Rule 16b-3, of the Company or director pursuant to the exercise of an option may be transferred prior to the expiration of the six-month period following the date on which the option was granted.

         The Stock Option Plan also authorizes the Company to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the prime rate of interest, and (iii) be secured by the shares of Common Stock purchased. The Board of Directors has the authority to amend or terminate the Stock Option Plan, provided that no such action may substantially impair any outstanding option without the written consent of the holder, and provided further that certain amendments of the Stock Option Plan are subject to shareholder approval. Unless terminated sooner, the Stock Option Plan will continue in effect until all options granted thereunder have expired or been exercised, provided that no options may be granted after 10 years from the date the Board of Directors adopted the Stock Option Plan.

         As of March 25, 1998, the Company had outstanding options to purchase an aggregate of 87,500 shares of Common Stock under the Plan at a weighted average exercise price of $5.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 25, 1998, the Company had outstanding and entitled to vote 7,508,427 shares of Common Stock, par value $.01 per share ("Common Stock"), and 3,380,000 Redeemable Common Stock Purchase Warrants ("Warrants"). In addition, the representative of the underwriters of the Company's initial public offering held warrants to purchase 135,000 shares of Common Stock and 270,000 Warrants, and the Company had issued a warrant to purchase 100,000 shares exercisable at $6.00 per share and an aggregate of 687,500 options, exercisable at various prices, to its officers and directors.

         To the knowledge of the Company, the following table sets forth the ownership of the Company's Common Stock as of March 25, 1998, by each person owning more than 5% of such Common Stock, by each officer and director and by all officers and directors as a group:

                                                                                Percentage of
                                                                                 Common Stock
                                                        Number of Shares         Beneficially
Name and Address (1)                                   Beneficially Owned (1)       Owned
--------------------                                   ----------------------   -------------
Michael Gaggi (3) ...................................        570,335                  7.4%
Pasquale Guadagno (4) ...............................        795,899                 10.3%
Mark D. Mastrini (5) ................................        125,000                  1.6%
Jerrold B. Sendrow ..................................        100,000                  1.3%
Biagio Bellizzi .....................................         50,000                  .65%
Michael Cantor ......................................        481,609                  6.3%
Perry Trebatch ......................................        480,000                  6.2%
Mees Pierson (Bahamas) Ltd. (6) .....................        558,333                  7.2%
George A. Warde (7) .................................         50,000                  .65%
Carl A. Bellini (7) .................................         50,000                  .65%
L. Douglas Bailey (7) ...............................         50,000                  .65%
Joseph and Louise Modica (8) ........................        434,566                  5.6%
Joseph Stevens Group, LLC............................        448,718                  6.0%
Officers and Directors as a Group (10) (8 persons) ..      1,791,234                 23.3%

----------
*        Less than 1%.
(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 4802 Gunn Highway, Suite 140, Tampa, Florida 33624.
(2) Unless otherwise indicated, each person has sole voting and investment power with respect to all shares.
(3) Does not include 2,500 shares owned beneficially by Rose Gaggi, Mr. Gaggi's mother, as to which shares Mr. Gaggi disclaims beneficial ownership. Includes 335 shares purchasable pursuant to options immediately exercisable at a price of $1.00 per share.
(4) Includes 65,999 shares purchasable pursuant to options immediately exercisable at $1.00 per share.
(5) Includes 25,000 shares purchasable upon exercise of warrants identical to the Warrants sold in the IPO.
(6) Includes 133,333 shares purchasable upon exercise of options immediately exercisable at $1.00 per share. The beneficial owners of the shares registered under this name are Clive Knowles and Sonia Gallanos.
(7) Comprised of 50,000 shares purchasable pursuant to options immediately exercisable at $3.00 per share.
(8) The address of such persons is 157 Narrow North, Staten Island, New York 10305.
(9) Includes 250,000 shares purchasable upon exercise of warrants identical to the Warrants sold in the IPO.
(10) Includes 241,334 shares purchasable pursuant to the options referred to in footnotes 3, 4, 5 and 7.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1996, the Company issued 100,000 shares of Common Stock to Mark D. Mastrini, the Company's Chief Operating Officer, as part of his compensation. The Company also agreed to issue 50,000 shares to Mr. Mastrini if he remains in the employ of the Company for a period of two years from the IPO Closing. In addition, pursuant to his Employment Agreement, the Company granted to Mr. Mastrini options to purchase 50,000 shares of Common Stock, exercisable at $5.00 per share and warrants identical to those sold in the IPO to purchase 25,000 shares.

         In 1995, in connection with the initial capitalization of the Company, the Company issued 100,000 shares of Common Stock to Jerrold B. Sendrow, the Company's Chief Financial Officer, for which he paid $1,000. In addition, in 1997 the Company granted to Mr. Sendrow options to purchase 25,000 shares of Common Stock, exercisable at $5.00 per share.

         In 1995, in connection with the initial capitalization of the Company, the Company issued 50,000 shares of Common Stock to Biagio Bellizzi, the Company's Vice-President, Marketing for which he paid $500. In 1997 the Company granted to Mr. Bellizzi options to purchase 12,500 shares of Common Stock, exercisable at $5.00 per share.

         Perry Trebatch, who beneficially owns more than 5% of the Company's outstanding capital stock, has purchased shares of the Company's Common Stock and loaned money to the Company on various occasions.

         In August 1995, Mr. Trebatch loaned $200,000 to the Predecessor Business for which he received notes bearing interest at the rate of 10% per annum. The obligation under these notes was assumed by the Company in connection with the acquisition of the assets of the Predecessor Business. In addition to its agreement to pay the principal and interest accrued, the Company issued 200,000 shares of its Common Stock to Mr. Trebatch in consideration for his agreement to allow the Company to assume this loan. Such shares were valued at $1.20 per share for purposes of determining the purchase price of the Predecessor Business. As a result of the Company's failure to timely repay these notes, in 1996, the principal amount thereof was increased to $300,000 and the Company accrued interest expense of $100,000. As a result of the Company's failure to timely repay a portion of the principal amount of these notes, at the time a partial principal payment was made, the remaining principal balance of $200,000 was increased to $250,000 and the Company accrued interest expense of $50,000. In April 1996, Mr. Trebatch purchased 100,000 shares of Common Stock at a price of $2.00 per share. In January 1997, Mr. Trebatch was issued 60,000 shares in consideration of his agreement to extend the due date of the Company's notes in respect of which the Company accrued interest expense of $120,000. Taking into account the value of the shares received by Mr. Trebatch for his loans and the increase in principal resulting from the Company's failure to timely repay amounts due, Mr. Trebatch has received interest on all amounts loaned to the Company at an effective rate of 135% per annum.

         In December 1997, the Company and Mr. Trebatch entered into an amended agreement wherein Mr. Trebatch agreed to amend the terms of his loan to the Company to provide that interest on the outstanding principal amount thereof will accrue at the rate of 12% per annum beginning as of the date of the IPO Closing, and that interest accrued and the principal portion of the Note will be paid in fifteen equal monthly installments commencing December 31, 1997 and continuing through March 1999. Under the amended agreement, the Company has no obligation to register Mr. Trebatch's shares and, with respect to shares of Common Stock he currently owns, Mr. Trebatch has agreed that he will not offer, sell or otherwise dispose of ("Sell") any such shares for a period of one year after the IPO Closing. In addition, Mr. Trebatch agreed to return warrants to purchase 300,000 shares of Common Stock at an exercise price of 110% of the price at which the Common Stock was sold in the IPO (the "IPO Price") which he had previously been granted and receive in lieu therefor warrants to purchase 100,000 shares of Common Stock at an exercise price equal to 200% of the IPO Price, exercisable for a period of 7 years. To secure its obligations under the loan, the Company had previously granted Mr. Trebatch a lien on portions of the Company's telephone system, which lien remains in effect.

         Michael Cantor, who beneficially owns more than 5% of the Company's outstanding capital stock, has purchased shares of the Company's Common Stock and loaned money to the Company on various occasions.

         In October 1995, Mr. Cantor loaned the Predecessor Business $100,000. This obligation was assumed by the Company in connection with the acquisition of the assets of the Predecessor Business. As a result of the Company's failure to timely repay this amount, in June 1996 Mr. Cantor was issued 220,600 shares of Common Stock in respect of which the Company accrued interest expense of $551,500. In January 1996, Mr. Cantor loaned the Company $100,000. In addition to interest at the rate of 10% per annum, the Company issued Mr. Cantor 10,000 shares of Common Stock in consideration of this loan in respect of which the Company accrued interest expense of $12,000. Taking into account the value of the shares received by Mr. Cantor as consideration for his loans to the Company and as a consequence of the Company's failure to timely repay amounts due, Mr. Cantor has received interest on all amounts loaned to the Company at an effective rate of 886% per annum.

         The terms of Mr. Cantor's agreements with the Company contain certain anti-dilution provisions which he claimed required that the Company issue to him 138,000 shares upon completion of the IPO and additional shares in the event that the Company issued any additional shares during the 90-day period commencing on the date of the IPO Closing. In satisfaction of its obligations under these provisions the Company registered Mr. Cantor's shares in the prospectus supplement which is a part of the Registration Statement (the "Prospectus Supplement"). Mr. Cantor has agreed not to Sell any of his shares for a period of one year after the IPO Closing.

         In connection with the acquisition of the assets of the Predecessor Business, Dr. Jose Colon (a shareholder who is not an officer, director, promoter, or affiliate of the Company), was issued 40,000 shares of Common Stock. In January 1996, in connection with a loan made by Dr. Colon, the Company issued 2,500 shares of Common Stock to Dr. Colon, valued at $1.20 per share in connection with which it accrued interest expense of $3,000. In July 1996, as a result of its failure to timely repay this loan the Company issued 30,000 shares of Common Stock to Dr. Colon, in respect of which the Company accrued interest expense of $75,000. Taking into account the value of the shares received by Dr. Colon as consideration for his loans to the Company and as a consequence of the Company's failure to repay amounts due, Dr. Colon has received interest on all amounts loaned by the Company at an effective rate of 312% per annum.

         The terms of Mr. Colon's agreements with the Company contain certain anti-dilution provisions which he contended required that the Company issue to him 12,500 shares upon completion of the IPO and additional shares if the Company issued any additional shares during the 90-day period commencing on the date of the IPO Closing. In satisfaction of its obligations under these provisions the Company registered Mr. Colon's shares in the Prospectus Supplement. Mr. Colon has agreed not to Sell any of his shares for a period of one year after the IPO Closing.

         In 1996 the Company sold and issued 1,387,500 shares of Common Stock to investors in a private placement conducted in connection with various individuals who received finder's fees. The Common Stock was sold at an average price per share of $2.11. The individuals set forth below were paid the following commissions in connection with the Company's securities in the private placement: (i) Pasquale Guadagno (Director) -- $45,000; (ii) Scot Spencer (service provider to the Company) -- $231,000; (iii) Scott M. Goodman an unaffiliated broker -- $40,000; and (iv) Mario Giovanelli an unaffiliated broker -- $20,000. The offering was made in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as an offering only to "accredited investors" (as such term is defined in Rule 501 of the Securities Act) without general solicitation or advertisements. The Company also paid Mr. Guadagno $10,000 in connection with the issuance of shares to one of the Company's lenders.

         In 1996, the Company issued options to purchase 100,000 shares of Common Stock at $1.00 per share to each of Messrs. Gaggi and Guadagno (each a director of the Company) and to Mr. Vito Balsamo, a former director of the Company.

         The Company believes that each of the foregoing transactions was completed on terms at least as favorable to the Company as those which would have been obtained from an unaffiliated party, and intends to conduct all future transactions with directors, officers and affiliates of the Company on an arms-length basis on terms no less favorable than would be obtained from unaffiliated third parties. Furthermore, all such transactions will require the approval of a majority of the independent, disinterested directors. In addition, the Company intends that in the future, all stock options that it grants will have exercise prices of no less than 85% of the then current fair market value of the Common Stock.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

Exhibit                             Description

2.1 -- Asset Purchase Agreement dated as of November 13, 1995 among 1-800 Low-Air Fare, Inc., S. Travel Inc. and the Company (1)
2.2 -- Amended and Restated Agreement and Plan of Merger dated November 1, 1996 among the Company, Joseph Stevens Group, Inc. and Joseph Stevens Group, LLC (the "Merger Agreement") (1)
2.3 -- Amended and Restated Interim Operating Agreement between the Company and Joseph Stevens Group, Inc. (1)
2.4 -- Form of Indemnity and Release Agreement among the Company, Joseph Stevens Group, Inc., Joseph Stevens Group, LLC, Steve Rohrlick, Joe Elizondo, MOHS, Inc. and WH/JSG LLC (Exhibit C to the Merger Agreement, Exhibit 2.2 herein) (1)
2.5   --  Form of Mutual Release Agreement (Exhibit D to Merger Agreement,
          Exhibit 2.2 herein) (1)
2.6 -- Form of Promissory Note from Joseph Stevens Group, Inc. to Joseph Stevens Group, Inc. LLC (Exhibit E to the Merger Agreement, Exhibit
          2.2 herein) (1)
2.7 -- Form of Escrow Agreement among the Company, Joseph Stevens Group, Inc. and Vincent, Berg, Stalzer, Menendez, P.C. (Exhibit F to the Merger Agreement, Exhibit 2.2 herein) (1)
2.8    -- First Amendment dated September 9, 1997 to the Merger Agreement (1)
2.9    -- Second Amendment dated 17, 1997 to the Merger Agreement (1)
2.10   -- Third Amendment dated October 29, 1997 to the Merger Agreement (1)
2.11   -- Fourth Amendment dated December 16, 1997 to the Merger Agreement (1)
3.1    -- Amended and Restated Certificate of Incorporation (1)
3.2    -- Amended and Restated Bylaws (1)
10.1   -- Form of Registrant's 1997 Stock Option Plan (1)
10.2 -- Promissory Note of the Company dated November 7, 1995 in the amount of $30,000 to the order of S. Travel, Inc. due and payable November 7, 1997 (1)
10.3 -- Promissory Note of the Company dated November 7, 1995 in the amount of $30,000 to the order of S. Travel, Inc. due and payable November 7, 1998 (1)
10.4   -- Redemption Agreement between the Company and Michael Cantor (1)
10.5   -- Form of Redemption Agreement between the Company and Jose Colon (1)
10.6   -- Agreement between the Company and Perry Trebatch (1)
10.7 -- Lease dated February 10, 1996 between JFJ Real Estate L.P. and the Company (1)
10.8   -- Airlines Reporting Corporation ("ARC") Agent Reporting Agreement (1)
10.9   -- Letter dated march 6, 1996 from ARC approving change of ownership (1)
10.10 -- Subscriber Service Agreement dated November 27, 1995 between the Company and Payroll Transfers Interstate, Inc. (1)
10.11  -- Form of Employment Agreement between the Company and Mark D. Mastrini
          (1)
10.12 -- Form of Employment Agreement between the Company and Jerrold B. Sendrow (1)
10.13  -- Form of Employment Agreement between the Company and Biagio Bellizzi
          (1)
10.14  -- Form of Consulting Agreement between the Company and Lucien Bittar (1)
10.15 -- Agreement of March 1, 1997 between the Company and Global Discount Travel Services (1)
10.16* -- SABRE Subscriber Agreement dated as of January 28, 1994 between S.
          Travel, Inc., (the Company's predecessor entity), and American Airlines, Inc. (1)
10.17* -- Amendment No. 1 to SABRE Subscriber Agreement dated February 14, 1994 between 1800 Low-Air Fare Travel (predecessor entity of the Company), and American Airlines, Inc. (1)
10.18* -- Suspension of Service Agreement dated April 3, 1996 between the
          Company and American Airlines, Inc. (1)
10.19* -- Amendment to SABRE Subscriber Agreement dated July 19, 1996 between the Company, and American Airlines, Inc. (1)
10.20* -- SABRE Subscriber Agreement dated November 20, 1996 between the Company and The SABRE Group, Inc. (1)

10.21 -- Cluster Amendment to SABRE Subscriber Agreement dated November 20, 1996 between the Company and The SABRE Group, Inc. (1)
10.22 -- Lease Agreement effective November 27, 1995 between the Company and Roque De La Fuente Alexander Revocable Trust No. 1, and addendum thereto dated June 27, 1995 (1)
10.23 -- Form of Promissory Note in amount of $50,000 issued by Michael Gaggi to the Company (1)
10.24 -- Form of Promissory Note in amount of $9,000 issued by Lucien Bittar to the Company (1)
10.25 -- Form of Promissory Note in amount of $50,000 issued by Vito Balsamo to the Company (1)
10.26 -- Form of Registration Rights Agreement among the Company, Michael Gaggi and Pasquale Guadagno (1)
10.27 -- Amended Release and Redemption Agreement, dated September 4, 1997, between the Company and Michael Cantor (amending the agreement listed as Exhibit 10.4 above (1)
10.28 -- Amended Release and Redemption Agreement, dated September 4, 1997, between the Company and Jose Colon (amending the agreement listed as
          Exhibit 10.5 above) (1)
10.29 -- Form of Amendment to Agreement, dated September __, 1997, between the Company and Perry Trebatch (amending the agreement listed as Exhibit
          10.6 above) (1)
10.30 -- Form of Amendment to Agreement, dated November __, 1997, between the Company and Perry Trebatch (amending the agreement listed as Exhibit
          10.6 above, as amended by the agreement listed as Exhibit 10.29 above)
          (1)
10.31 -- Amended and Restated Release and Redemption Agreement, dated November __, 1997, between the Company and Michael Cantor (amending the agreement listed as Exhibit 10.4 above, as amended by amended agreement listed as Exhibit 10.27 above) (1)
10.32 -- Amended and Restated Release and Redemption Agreement, dated November __, 1997, between the Company and Jose Colon (amending the agreement listed as Exhibit 10.5 above, as amended by amended agreement listed as Exhibit 10.28 above) (1)
10.33 -- Agreement dated March 20, 1998 between the Company and Joseph Stevens Group, LLC (2)
10.34 -- Pledge Agreement dated March 22, 1998 between the Company, Joseph Stevens Group, LLC and Phillips Nizer Benjamin Krim & Ballon LLP (2)
27     -- Financial Data Schedule (3)
23     -- Consent of Independent Accountants (3)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 333-28237.
(2) Incorporated by reference to the Company's Report on Form 8-K filed March 30, 1998.
(3)  File herewith.
* Portions of this exhibit are the subject of a confidential treatment request.

(b) Reports on Form 8-K.

         On March 27, 1998, the Company filed a Report on Form 8-K with respect to the Company's agreement with The Joseph Stevens Group, LLC ("JSG") pursuant to which JSG forfeited its Make-Whole Rights and returned 184,615 shares of Common Stock to the Company for $558,000. In addition, under such agreement, the Company concurrently agreed to close on the purchase of certain equipment located in the office of The Joseph Stevens Group, Inc. and assume certain equipment leases for an additional $240,000. As part of the agreement, the Company obtained JSG's agreement not to sell on the open market any of its shares of the Company's Common Stock prior to January 1, 1999. See Part I, Item 1, "Description of Business - The Stevens Merger."

                                   SIGNATURES


         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1998              800 TRAVEL SYSTEMS, INC.
                                    (Registrant)


                                    By:  /s/  Mark D. Mastrini
                                         -------------------------------
                                         Mark D. Mastrini, President and
                                             Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                      Title                         Date
           ---------                      -----                         ----

/s/ MARK D. MASTRINI           President, Chief Operating
-----------------------          Officer and Director             March 27, 1998
Mark D. Mastrini


/s/ JERROLD B. SENDROW         Vice President -- Finance,
-----------------------          Treasurer and Secretary
Jerrold B. Sendrow               (principal accounting officer)   March 27, 1998


/s/ PASQUALE GUADAGNO          Director                           March 27, 1998
-----------------------
Pasquale Guadagno


/s/ MICHAEL GAGGI              Chairman of the Board              March 27, 1998
-----------------------
Michael Gaggi


/s/ GEORGE A. WARDE            Director                           March 27, 1998
-----------------------
George A. Warde


/s/ CARL A. BELLINI            Director                           March 27, 1998
-----------------------
Carl A. Bellini


/s/ L. DOUGLAS BAILEY          Director                           March 27, 1998
-----------------------
L. Douglas Bailey

                            800 TRAVEL SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-2

Balance Sheets as of December 31, 1997 and 1996                             F-3

Statements of Operations for the years ended December 31, 1997 and 1996     F-5

Statements of Stockholders' Equity for the years ended December 31, 1997
  and 1996                                                                  F-6

Statements of Cash Flows for the years ended December 31, 1997 and 1996     F-7

Notes to Financial Statements                                               F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


800 Travel Systems, Inc.
Tampa, Florida


We have audited the accompanying balance sheets of 800 Travel Systems. Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800 Travel Systems, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Killman, Murrell & Company, P.C.

KILLMAN, MURRELL & COMPANY, P.C.

Certified Public Accountants


Dallas, Texas
February 28, 1998

                            800 TRAVEL SYSTEMS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                   1997           1996
                                                               -----------    -----------
CURRENT ASSETS
     Cash                                                      $    18,710    $   588,960
     Commissions Receivable                                        553,358        118,390
     Receivable from AT&T                                               --         50,228
     Prepaids                                                       16,617         28,804
                                                               -----------    -----------
           TOTAL CURRENT ASSETS                                    588,685        786,382
                                                               -----------    -----------
LEASEHOLD IMPROVEMENTS AND EQUIPMENT - Note 2                      450,667        403,964
     Less Accumulated Depreciation                                (110,104)       (39,734)
                                                               -----------    -----------
     Net Leasehold Improvements and Equipment                      340,563        364,230
                                                               -----------    -----------
EXCESS OF COST OVER FAIR VALUE OF NET
     ASSETS ACQUIRED
     Less accumulated amortization of $93,126 and
           $48,425, respectively                                 1,024,385      1,069,086
                                                               -----------    -----------
DEFERRED OFFERING COSTS - Note 8                                 1,408,573         50,000
                                                               -----------    -----------
OTHER ASSETS
     Trademarks, net of accumulated amortization of $29,616
           and $15,276, respectively                               185,384        199,724
     Related Party Receivables                                     308,425        109,000
     Bonds and Security Deposits                                    37,824         31,007
     Merger Deposits and Deferred Acquisition Costs - Note 9       416,671         99,341
     Prepaid Rent - Note 7                                          68,000         80,000
                                                               -----------    -----------
           TOTAL OTHER ASSETS                                    1,016,304        519,072
                                                               -----------    -----------
           TOTAL ASSETS                                        $ 4,378,510    $ 2,788,770
                                                               ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                                 BALANCE SHEETS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   1997           1996
                                                               -----------    -----------
CURRENT LIABILITIES
     Note Payable - Note 3                                     $    50,000    $        --
     Current Maturities of Long-Term Debt -
           Related Parties - Note 3                                260,000        280,750
     Accounts Payable                                            1,830,652        641,592
     Accrued Liabilities                                           479,670        227,241
                                                               -----------    -----------
                 TOTAL CURRENT LIABILITIES                       2,620,322      1,149,583
DEFERRED RENT                                                      138,228        108,721
LONG-TERM DEBT - Excluding Current Maturities - Note 3              50,000         30,000
                                                               -----------    -----------
                 TOTAL LIABILITIES                               2,808,550      1,288,304
                                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES - Notes 6, 7, 8 and 9                     --             --
STOCKHOLDERS' EQUITY - Note 4, 8, 9 and 12
     Preferred Stock, $.01 par value, 1,000,000 shares authorized;
           none issued                                                  --             --
     Common stock, $.01 par value, 10,000,000 shares authorized;
           5,959,709 and 5,951,209 shares issued and
           outstanding, respectively                                59,597         59,512
     Additional Paid-in-Capital                                  5,297,424      4,976,259
     Stock Subscriptions Receivable                                (21,547)       (32,296)
     Retained Deficit                                           (3,765,514)    (3,503,009)
                                                               -----------    -----------
                 TOTAL STOCKHOLDERS' EQUITY                      1,569,960      1,500,466
                                                               -----------    -----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 4,378,510    $ 2,788,770
                                                               ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                      1997              1996
                                                  -----------       -----------
REVENUES
     Commissions                                  $ 6,537,146       $ 2,814,237
     Ticket delivery income                         1,784,770           421,540
                                                  -----------       -----------
           Total Revenues                           8,321,916         3,235,777
                                                  -----------       -----------
 OPERATING EXPENSES
     Payroll, commissions and
           employee benefits                        4,307,529         2,490,770
     Telephone                                      1,250,888           702,870
     Ticket delivery expense                          771,249           407,579
     Advertising                                      293,036           137,223
     General and administrative                     1,913,654         1,768,058
     Interest expense                                  54,526         1,114,298
                                                  -----------       -----------
           TOTAL OPERATING EXPENSES                 8,590,882         6,620,798
                                                  -----------       -----------
(LOSS) BEFORE OTHER INCOME                           (268,966)       (3,385,021)
OTHER INCOME                                            6,461            12,610
                                                  -----------       -----------
NET (LOSS)                                        $  (262,505)      $(3,372,411)
                                                  ===========       ===========
(LOSS) PER COMMON SHARE                           $      (.04)      $      (.68)
                                                  ===========       ===========
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                      5,957,584         4,947,823
                                                  ===========       ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                            Additional      Stock
                                                      Common Stock            Paid-in    Subscriptions     Retained
                                                   Shares       Amount        Capital     Receivable        Deficit          Total
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1995                        3,550,000   $    35,500   $   741,276   $   (32,296)   $  (130,598)   $   613,882
     Sale of common stock -
           net of expenses of $469,098 -
           Note 4                                 1,387,500        13,875     2,442,027            --             --      2,455,902
     Issuance of common stock in
           connection with debt issuance
           and services rendered - Note 4         1,013,709        10,137     1,458,581            --             --      1,468,718
     Issuance of stock options and
           warrants for services and interest            --            --       334,375            --             --        334,375
     Net loss, year ended
           December 31, 1996                             --            --            --            --     (3,372,411)    (3,372,411)
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1996                        5,951,209        59,512     4,976,259       (32,296)    (3,503,009)     1,500,466
     Issuance of common stock in
           connection with debt issuance
           and services - Note 4                      8,500            85        21,165            --             --         21,250
     Issuance of stock options to
           Directors - Note 4                            --            --       300,000            --             --        300,000
     Payment of stock subscription                       --            --            --        10,749             --         10,749
     Net loss, year ended
           December 31, 1997                             --            --            --            --       (262,505)      (262,505)
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997                        5,959,709   $    59,597   $ 5,297,424   $   (21,547)   $(3,765,514)   $ 1,569,960
                                                ===========   ===========   ===========   ===========    ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                    1997           1996
                                                                -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                                 $  (262,505)   $(3,372,411)
     Adjustments to reconcile net loss to net cash
           used in operating activities:
                 Depreciation and Amortization                      129,411         97,866
                 Stock, options and warrants issued for
                       expenses and debt redemption                 321,250      1,803,093
                 Prepaid Rent Amortization                           12,000          8,000
                 Changes in operating assets and liabilities,
                       net of effects of acquisition:
                       (Increase) in receivables                   (384,740)      (149,005)
                       (Increase) decrease in prepaids and
                          other assets                                5,370        (21,581)
                       Increase in related party receivables       (199,425)      (100,000)
                       Increase in deferred rent liability           29,507        108,721
                       Increase in accounts payable and
                          accrued expenses                        1,441,489        530,167
                                                                -----------    -----------
                          NET CASH (USED IN) PROVIDED BY
                              OPERATING ACTIVITIES                1,092,357     (1,095,150)
                                                                -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of leasehold improvements and equipment               (46,703)      (371,546)
     Purchase of Trademark                                               --        (15,000)
     Merger deposits and deferred acquisition costs                (317,330)       (99,341)
                                                                -----------    -----------
                          NET CASH FLOW USED BY
                              INVESTING ACTIVITIES                 (364,033)      (485,887)
                                                                -----------    -----------

                     The accompanying notes are an integral
                       part of these financial statements.
                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                    1997           1996
                                                                -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
     Deferred offering cost                                     $(1,358,573)   $   (50,000)
     Proceeds from borrowings, net                                   50,000             --
     Principal payments on debt                                        (750)      (281,000)
     Issuance of common stock                                            --      2,481,404
     Stock Subscription Collection                                   10,749             --
                                                                -----------    -----------
                 NET CASH FLOW (USED IN) PROVIDED BY
                     FINANCING ACTIVITIES                        (1,298,574)     2,150,404
                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                    (570,250)       569,367
CASH AT THE BEGINNING OF PERIOD                                     588,960         19,593
                                                                -----------    -----------
CASH AT THE END OF PERIOD                                       $    18,710    $   588,960
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION
           Cash paid during the period for:
                 Interest Expense                               $    39,953    $    67,205
                                                                ===========    ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 1: BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

800 Travel Systems, Inc. (the "Company") is a telemarketing travel company which provides air transportation reservation services. The Company was formed in November 1995 to acquire certain of the assets and assume certain liabilities of 1-800-Low Airfare, Inc. (the Predecessor Business), which occurred December 1, 1995.

The Company strives to furnish the lowest air fare available at the time of reservation within the parameters provided by a customer.

The Company incorporated LAF Financial Services, Inc. ("LAF") on January 16, 1996, in the State of Delaware. At December 31, 1997, LAF had not issued any stock and had conducted no business activities.

Leasehold Improvements and Equipment

Leasehold improvements and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, five to ten years.

Excess of Cost Over Fair Value of Net Assets

The excess of cost over fair value of net assets acquired is amortized over a period of twenty-five (25) years. The Company periodically reviews the carrying amount of this asset and evaluates its recoverability based upon future estimated operating cash flows.

Trademarks

The cost of the trademarks is being amortized using the straight-line method over their useful estimated lives of fifteen (15) years.

Revenue Recognition

Commission revenues are recognized when travel services are ticketed.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Accounts Receivable, Accounts payable and Notes Payable: The carrying amount reported in the balance sheet for accounts receivable, accounts payable and notes payable approximates their fair values due to their relatively short maturity.

      Long-Term Debt: The fair values of the Company's fixed-rate long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1997, the fair value of the Company's long-term debt approximated its carrying value.

                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996


NOTE 1: BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company records income tax expense using the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded when it is more likely than not that any or all of a deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the accounting period in deferred tax assets and liabilities recorded by the Company.

Concentration of Credit Risk

The Company places its cash and temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of FDIC insurance limits. At December 31, 1997, the Company's deposits did not exceed FDIC insurance limits.

Advertising

Advertising costs are charged to expense as incurred and for the period ended December 31, 1997 and 1996, amounted to $293,036 and $137,223, respectively.

Stock Based Compensation

In October 1995, the Financial Accounting Standard Board issued Statement No.123, "Accounting for Stock Based Compensation." Statement No 123 established a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company has recognized in the accompanying statements of operations the fair value amounts applicable to stock-based compensation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996


NOTE 1: BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Common Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each respective year.

At December 31, 1997, the Company had issued stock options for 687,500 shares of stock and stock warrants for 375,000 shares of stock, the earnings per share computation did not include the exercise of the stock options and warrants due to the antidilutive effect.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement No. 128), which is required to be adopted for financial statements issued for annual or interim periods after December 15, 1997. The adoption of Statement No. 128 required a change in the presentation of earnings per share
(EPS) to replace primary and fully diluted EPS with a presentation of basic and diluted EPS and to restate EPS for all periods presented. The adoption of Statement No. 128 did not have a material impact on the Company's financial statements.

In February 1997, the FASB also issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement No. 129). Statement No. 129 establishes standards for disclosing information about entity's capital structure and applies to all entities. Statement No. 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion -- 1996", and 15, "Earnings per Share", and FASB Statements of Financial Accounting Standards No. 47, "Disclosure of Long-Term Obligation", for entities that were subject to the requirements of APB Opinions 10 and 15 and Statement No. 47 and consolidates them for ease of retrieval and for greater visibility to non-public entities. Statement No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company experienced no material revision in its disclosures when Statement No. 129 was adopted.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Statement No. 130 will have no impact on the financial condition or results of operations of the Company, but will require changes in the Company's disclosure and presentation requirements.

                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 1: BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior year balances have been reclassified to conform with the current presentation.

NOTE 2: LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment by major classification are as follows:

                                                             December 31,
                                                    ---------------------------
                                                       1997              1996
                                                    ---------         ---------
Leasehold Improvements                              $ 155,885         $ 155,885
Telephone Equipment                                   155,100           147,133
Furniture and Fixtures                                 78,106            78,106
Computer Equipment                                     14,858            14,858
Office Equipment                                       46,718             7,982
                                                    ---------         ---------
                                                      450,667           403,964

    Less Accumulated Depreciation                    (110,104)          (39,734)
                                                    ---------         ---------
       TOTAL LEASEHOLD IMPROVEMENTS
       AND EQUIPMENT                                $ 340,563         $ 364,230
                                                    =========         =========

NOTE 3: NOTES PAYABLE AND LONG-TERM DEBT - RELATED PARTIES

On December 18, 1997, the Company borrowed $50,000 from an individual and executed a note agreement with the following terms:

     o    12% interest rate
     o    3% loan origination fee paid to noteholder
     o Due date is the earlier of (1) the closing of the Company's initial public offering or (2) June 1, 1998
     o    Unsecured

                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 3: NOTES PAYABLE AND LONG-TERM DEBT - RELATED PARTIES (CONTINUED)

At December 31, 1997 and 1996, long-term debt was as follows:

                                                                     1997       1996
                                                                   --------   --------
   10% purchase money notes, payable in three
   annual installments of $30,000 plus interest,
   due November 1998, unsecured                                    $ 60,000   $ 60,000

   12% note payable, payable in monthly principal
   installments of $16,667 plus interest, due February 29, 1999,
   secured by a telephone system                                    250,000    250,000

   Other                                                                 --        750
                                                                   --------   --------
                                                                   $310,000   $310,750
                                                                   ========   ========


Approximate maturities of long-term debt at December 31, 1997 are as follows:

   1998                                                                $260,000
   1999                                                                  50,000
                                                                       --------
                                                                       $310,000
                                                                       ========

NOTE 4: STOCKHOLDERS' EQUITY

In connection with the initial capitalization of the Company 3,229,600 shares of common stock were issued in exchange for subscriptions receivable of $32,296 (par value). The $21,547 had not been paid as of December 31, 1997.

During February 1996, the Company initiated a private placement of shares of common stock. As of December 31, 1996, a total of 1,387,500 shares of common stock had been sold and issued. These shares carry certain resale restrictions. The total sales price of these shares was $2,845,000. Sales commissions amounting to $360,000 were paid to related parties.

In February 1996, the Company issued 20,000 shares valued at $50,000 as a rollover of a past due note payable.

During 1996, the Company issued 100,000 shares of stock to an officer of the Company as a bonus. An expense of $120,000 has been recognized in connection this transaction.

A total of 180,000 shares have been issued in 1996, for consulting services for which an expense of $336,000 has been recognized.

                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996


NOTE 4: STOCKHOLDERS' EQUITY (CONTINUED)

A total of 12,500 shares have been issued in connection with loans obtained. The value of $15,000 was amortized as additional interest expense over the term of the loans.

During 1996, the Company issued 40,000 shares of common stock, valued at $100,000, to its landlord in connection with a lease. This amount will be amortized as additional rent expense at the rate of $1,000 per month. The $92,000 unamortized balance is included in prepaid expenses and other assets in the accompanying December 31, 1996 balance sheet.

In connection with late penalties for past due loans, two related party creditors received during 1996, 361,209 shares of common stock valued at $847,718.

In 1996, the Company issued 275,000 warrants to purchase 275,000 shares of the Company's common stock at a price of 110% of the public offering price. The warrants can be exercised beginning on the first anniversary date of the public offering. The fair value of the warrants was twelve and one half cents ($.125) per warrant (aggregate fair value $34,375). The warrants were issued as incentive to extend a certain note payable; therefore, the fair value was recognized as interest expense in 1996.

In 1996, the Company issued options to purchase 300,000 shares of its common stock at a price of $1.00 per share. These options can be exercised beginning one year from date of grant. The fair value of the common stock at the date of issuance of the options was $2.00 per share; therefore, the accompanying statement of operations for the year ended December 31, 1996, recognized a consulting expense of $300,000 applicable to the difference between the option exercise price and the fair value of the shares at the date of the grant of the option.

In 1997, the Company issued 8,500 shares of its common stock valued at $21,250 for services.

In October and November 1997, three individuals were elected to the Board of Directors of the Company and each of these new directors were issued options to purchase 50,000 shares of the Company's common stock at a price of $3.00 per share. The difference between the option price and the initial public offering price of $5.00 was recognized as a charge against operations at the time the options were issued. In addition, each new director was given an option to purchase 50,000 shares of the Company's common stock at $3.00 per share exercisable six months after the closing of the Company's initial public offering. The difference between the initial public offering price and the option price of these options will be amortized as a charge to operations ratable over the six month period.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 5: INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                    ----------------------
                                                      1997         1996
                                                    ---------    ---------
           Deferred Tax Assets:
                 Net operating loss carryforwards   $ 811,000    $ 779,000
                 Less valuation allowance            (811,000)    (779,000)
                                                    ---------    ---------
                       NET DEFERRED TAX ASSET       $      --    $      --
                                                    =========    =========

At December 31, 1997 and 1996, the Company has a tax net operating loss carryforward of approximately $2,386,000 and $2,423,000 respectively, to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2010. Realization of any portion of the deferred tax asset resulting from the Company's net operating loss carryforward is not considered more likely than not. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

NOTE 6: COMMITMENTS AND CONTINGENCIES

The minimum future office rental commitment for leases approximates the following:

           Year ending December 31,
                    1998                                  $  189,921
                    1999                                     196,877
                    2000                                     206,615
                    2001                                     213,571
                    2002                                     223,309
                 Thereafter                                1,084,053
                                                          ----------
                                                          $2,114,346
                                                          ==========

Rent expense totaled approximately $229,000 and $170,000 for the years ended December 31, 1997 and 1996, respectively.

                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996


NOTE 6: COMMITMENTS AND CONTINGENCIES (Continued)

The Company entered into a services agreement with a stockholder. The agreement expired on December 31, 1996, and required $3,000 payments per week plus expenses. This stockholder was paid services fees amounting to $152,700, a common stock bonus of 150,000 shares of common stock (fair market value of $300,000), commissions for sale of stock of $221,000, plus expenses of $199,853 for the year ended December 31, 1996. For the year ended December 31, 1997, the same stockholder was paid $114,800 as services fees, plus expenses of $296,109.

In September 1996, the Company entered into a new agreement with its telephone service provider. Pursuant to the new four-year agreement, the telephone service provider granted the Company a credit of $15,000 towards installation charges and an additional $180,000 for general charges in the fifth month following the initiation of service (subject to forfeiture in the event the Company discontinues services in the second year of the agreement) and will grant the Company a credit of $180,000 for general charges in the seventeenth month following initiation of services. These credits are being recognized as reduction in telephone expense ratably over the four year term of the agreement. The agreement requires a minimum annual commitment to the telephone service provider of $1,680,000.

The Company is dependent on two (2) airlines for approximately fifty percent (50%) of its revenues, and the Company's ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon the performance of Sabre electronic travel reservation system.

The Company entered into employment agreements with three (3) executive employees, which include the following contract provisions:

     o    Aggregate initial base compensation of $252,000

     o Annual pay raises of five percent (5%) of base compensation plus the annual increase in the consume price index on each October 1, 1998 and 1999

     o    Agreements terminate September 30, 2000

     o Each employee agrees not to compete with the business of the Company for a period of ninety (90) days following the termination of their employment with the Company

     o Options to purchase 87,500 shares of the Company's common stock at a price of $5.00 per share

     o    Registered warrants to purchase 25,000 shares of Company stock

As a further inducement to sign the above mentioned employment agreement, the President of the Company will be issued 50,000 shares of the Company's common stock on the second anniversary of the execution of his employment agreement. The per share fair value of the shares to be issued was $5.00, and the aggregated value of $250,000 will be amortized as a charge against operations ratably over the two (2) years.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 1996:

     1) The Company issued 20,000 shares of common stock valued at $50,000 for a note payable.

     2) The Company issued 12,500 shares of common stock for past due interest totaling $15,000 on two notes payable.

     3) There were 40,000 shares of common stock issued to JFJ Realty as prepaid rent of $100,000.

     4) Various creditors of the Predecessor Business and the Predecessor Business were issued 300,000 shares of common stock.

     5) The Company issued 361,209 shares of common stock valued at $847,718 for two past due notes payable.

     6) The Company issued 100,000 shares of common stock with a value of $120,000 as a bonus to the Company's President.

     7) Two shareholders were issued 180,000 shares of common stock valued at $336,000 for consulting services.

     8) The Company issued 300,000 stock options with a fair value of $1.00 for services.

     9) The Company issued 275,000 warrants with a fair value of $.125 in recognition of a loan extension.

For the year ended December 31, 1997:

     1) The Company issued 8,500 shares of common stock valued at $21,250 for services.

     2) The Company issued stock options for the purchase of 150,000 shares of the common stock at a price of $3.00 which was $2.00 per share less than its fair value. The aggregate $300,000 was charged against operations in 1997.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 8:  INITIAL PUBLIC OFFERING

On January 15, 1998, the Company completed an initial public offering and sold 1,350,000 shares of its common stock (par share $.01) at a price of $5.00 per share and 2,700,000 redeemable common stock purchase warrants at a price of $.125 per warrant. The following summarizes this financial transaction:

Proceeds from Offering:
      Common Stock                                                  $ 6,750,000
      Redeemable Purchase Warrants                                      337,500
                                                                    -----------
                                                                      7,087,500
      Less Underwriters' Commission and Expense (13%)                  (921,375)
                                                                    -----------
Net Proceeds to Company                                               6,166,125
      Less Company's Offering Expenses                               (1,410,929)
                                                                    -----------
Net Proceeds                                                        $ 4,755,196
                                                                    ===========

The $6,166,125 was deposited in the Company's bank account on January 21, 1998.

Each warrant entitles its holder to purchase one (1) share of the Company's common stock at a price of $6.25 per share during the five year period commencing on January 15, 1998. The warrants are redeemable by the Company for $0.05 per warrant on not less than thirty (30) nor more than sixty (60) days written notice if the closing price for the common stock for seven (7) trading days during a ten (10) consecutive trading period ending not more than fifteen
(15) days prior to the date that the note of redemption is mailed equals or exceeds $10.00 per share.

Upon completion of the initial public offering, the Company's stockholders' equity is as follows:

                                                             December 31,     January 15,
                                                                1997            1998
                                                            ------------    ------------
                                                            (As Reported)
    Common Stock, $.01 par value, 10,000,000 shares
          authorized; 5,959,709 and 7,309,709 in 1997
          and 1998, respectively                            $     59,597    $     73,097
    Additional Paid-in-Capital                                 5,297,424      10,247,120
    Stock Subscription Receivable                                (21,547)        (21,547)
    Retained Deficit                                          (3,765,514)     (3,765,514)
                                                            ------------    ------------
                                                            $  1,569,960    $  6,533,156
                                                            ============     ===========

The additional paid-in-capital balance at January 15, 1998 is stated net of an estimated $208,000 income tax effect.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 9:  MERGER AGREEMENT

In November, 1996, Company entered into a merger agreement with the Joseph Stevens Group, Inc. ("Stevens"). The agreement calls for all of the capital stock of Stevens to be exchanged for shares of the Company's common stock and a note payable of $1,578,000 (subject to adjustment for assumed liabilities). The merger became effective on the effective date of the Company's initial public offering (January 15, 1998). The Company had made an escrow payment of $46,665 to the seller in connection with the anticipated merger. In addition the Company has incurred costs and expenses associated with the merger of $295,006 which were deferred at December 31, 1997, and made an advance payment on the note payable of $75,000.

Upon the effective date, the Company issued to the Selling Shareholder 383,333 shares of the Company's stock. If, on the second anniversary date of the public offering, the value of the Company's shares then held by the Selling Shareholder, together with the aggregate amount of cash and the fair market value of any assets or properties received by the Selling Shareholder in connection with the sale prior to the second anniversary of the closing date of all or any of the shares received in the merger, is less than $2,571,000, then the Company shall issue to the Selling Shareholder, on the second anniversary of the public offering closing, additional shares of the Company, using the price of the Company's common stock on the second anniversary of the public offering closing and an appropriate number of additional common shares of the Company shall be issued to the Selling Shareholder based upon such price in order to make up any such deficiency.

As part of the merger agreement, the Company entered into an operating agreement with Stevens, whereby, the Company assumed all operations of Stevens as of January 1, 1997, and assumed any economic gains or losses from these operating activities. The financial statement for the year ended December 31, 1997, includes the operations of Stevens from January 1, 1997 to December 31, 1997. For the year ended December 31, 1997, approximately thirty-seven per cent (37%) of commission revenues were applicable to the Stevens operations.

NOTE 10: GROSS RESERVATIONS

The gross dollar amounts for reservations of airline tickets were as follows:

                                          Year Ended December 31,
                                        ---------------------------
          Quarter                          1997             1996
                                        -----------     -----------
          January - March               $10,441,784     $ 3,779,151
          April - June                   13,134,864       6,791,925
          July - September               15,576,003       6,387,082
          October - December             14,693,237       6,632,624
                                        -----------     -----------
                                        $53,845,888     $23,590,782
                                        ===========     ===========

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996


NOTE 11: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summarizes the results of operations for each of the quarters in the year ended December 31, 1997 and 1996 ('000 omitted, except for (loss) per share):

                                               1996                                                 1997
                       ---------------------------------------------------    -------------------------------------------------
                       Mar 31,    Jun 30,    Sep. 30,    Dec 31      Total    Mar 31,    Jun 30,   Sep. 30,   Dec 31      Total
                       -------    -------    --------    ------      -----    -------    -------   --------   ------      -----
Revenues               $   364    $   959    $   867    $ 1,046    $ 3,236    $ 1,639    $ 2,083   $ 2,294   $ 2,306    $ 8,322

Operating Expenses       1,539      1,519      1,499      2,064      6,621      1,979      1,955     2,151     2,506      8,591

(Loss) Income Before
     Other Income       (1,175)      (560)      (632)    (1,018)    (3,385)      (340)       128       143      (200)      (269)

Other Income                --          6         64        (57)        13          3          2        --         1          6

Net (Loss) Income       (1,175)      (554)      (568)    (1,075)    (3,372)      (337)       130       143      (199)      (263)

(Loss) Per Share          (.29)      (.12)      (.11)      (.19)      (.68)      (.06)       .02       .02      (.03)      (.04)

In the last quarter of 1997, the Company recognized a $300,000 charge against operations applicable to the stock options issued to members of the Board of Directors.

NOTE 12:  STOCK OPTIONS AND WARRANTS

In 1997, the Company adopted its 1997 Stock Option Plan (the "Stock Option Plan"), and under the Stock Option Plan, 250,000 shares of common stock have been reserved for issuance upon exercise of stock options. The Stock Option Plan is designed as a means to attract, retain and motivate qualified and competent persons who are key to the Company, including employees, officers and directors, and upon whose efforts and judgment the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons.

                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 12:  STOCK OPTIONS AND WARRANTS (CONTINUED)

The Compensation Committee of the Board of Directors (the "Compensation Committee") administers and interprets the Stock Option Plan and is authorized to grant options thereunder to all eligible employees, officers and directors of the Company. The Stock Option Plan provides for the granting of both incentive stock options and nonqualified stock options. Options are granted under the Stock Option Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the fair market value of the common stock on the date of grant and a term of no more than five years.

No incentive stock option, and unless the Compensation Committee's prior written consent is obtained (which consent may be obtained at the time an Option is granted) and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Exchange Act no nonqualified stock option, may be transferred other than by will or the laws of descent and distribution. Each option may be exercisable during the optionee's lifetime only by the optionee, or in the case of a nonqualified stock option that has been transferred with the Compensation Committee's prior written consent, only by the transferee consented to by the Compensation Committee. Unless the Compensation Committee's prior written consent is obtained (which consent may be obtained at the time an Option is granted) and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Exchange Act, no shares of common stock acquired by an officer, as that term is defined under Rule 16b-3, of the Company or director pursuant to the exercise of an option may be transferred prior to the expiration of the six-month period following the date on which the option was granted.

The Stock Option Plan also authorizes the Company to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the prime rate of interest, and (iii) be secured by the shares of common stock purchased. The Board of Directors has the authority to amend or terminate the Stock Option Plan, provided that no such action may substantially impair any outstanding option without the written consent of the holder, and provided further that certain amendments of the Stock Option Plan are subject to shareholder approval. Unless terminated sooner, the Stock Option Plan will continue in effect until all options granted thereunder have expired or been exercised, provided that no options may be granted after 10 years from the date the Board of Directors adopted the Stock Option Plan.

As of December 31, 1997, the Company had outstanding options to purchase an aggregate of 87,500 shares of common stock under the Plan at a weighted average exercise price of $5.00 per share.

                                   (Continued)

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 1997 AND 1996

NOTE 12:  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of all the stock option activity:

                                                               Weighted Average
                                                   Stock       Exercise Price
                                                  Options         Per Share
                                                  -------      ----------------
Outstanding as of December 31, 1995                    --         $     --
      Granted                                     300,000         $   1.00
      Expired or cancelled                             --         $     --
                                                  -------
Outstanding as of December 31, 1996               300,000         $   1.00
      Granted                                     387,500         $   3.46
      Expired or cancelled                             --         $     --
                                                  -------
Outstanding as of December 31, 1997               687,500         $   2.39
                                                  =======
Exercisable at:
      December 31, 1996                           300,000         $   1.00
                                                  =======         ========
      December 31, 1997                           450,000         $   1.67
                                                  =======         ========
Available for grant:
      December 31, 1997                           162,500
                                                  =======

At December 31, 1997, the Company had 375,000 warrants outstanding with a weighted average exercise price of $7.25.