Form 10QSB
period 1998-03-31
800 TRAVEL SYSTEMS INC
filed 1998-05-15
CIK 1039208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to
                                     -------------------    -----------------

Commission file number 1-13271

                            800 TRAVEL SYSTEMS, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                             59-3343338
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

         4802 Gunn Highway
          Tampa, Florida                                           33624
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (813) 908-0903

       ------------------------------------------------------------------

                                        N/A
                ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   |X|                   No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,508,427 shares of Common Stock, $.01 par value, were outstanding, as of March 31, 1998.

      Transitional Small Business Disclosure Format (check one):

                          Yes   |_|                   No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

PART 1.  FINANCIAL INFORMATION ..........................................   1

Item 1.  Financial Statements ...........................................   1

              Balance Sheets (Assets) ...................................   1

              Statements of Operations ..................................   3

              Statements of Stockholders' Equity ........................   4

              Statements of Cash Flows ..................................   5

              Notes to Financial Statements .............................   7

Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations ................................................   9

PART 2.  OTHER INFORMATION ..............................................  13

Item 6.  Exhibits, Lists and Reports on Form 8-K ........................  13

              (a) Exhibits ..............................................  13

              (b) Reports on Form 8-K ...................................  14

SIGNATURES ..............................................................  15

                                     PART 1
                              FINANCIAL INFORMATION

Item 1.     Financial Statements


                            800 TRAVEL SYSTEMS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                      March 31,     December 31,
                                                        1998           1997
                                                     -----------    -----------

CURRENT ASSETS
  Cash                                               $ 1,765,445    $    18,710
  Commissions Receivable                                 704,083        553,358
  Prepaids                                               166,500         16,617
                                                     -----------    -----------

     TOTAL CURRENT ASSETS                              2,636,028        588,685
                                                     -----------    -----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT                     843,681        450,667
  Less Accumulated Depreciation                         (143,296)      (110,104)
                                                     -----------    -----------

  Net Leasehold Improvements and Equipment               700,385        340,563
                                                     -----------    -----------

EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED
  Less accumulated amortization of $142,979 and
     $93,126, respectively                             4,842,426      1,024,385
                                                     -----------    -----------

DEFERRED OFFERING COSTS                                       --      1,408,573
                                                     -----------    -----------

OTHER ASSETS
  Trademarks, net of accumulated amortization of
     $36,534 and $29,616, respectively                   378,466        185,384
  Related Party Receivables                              321,175        308,425
  Bonds, Security Deposits and Other Assets              320,955         37,824
  Merger Deposits and Deferred Acquisition Costs              --        416,671
  Prepaid Rent                                            65,000         68,000
                                                     -----------    -----------

     TOTAL OTHER ASSETS                                1,085,596      1,016,304
                                                     -----------    -----------

     TOTAL ASSETS                                    $ 9,264,435    $ 4,378,510
                                                     ===========    ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                                        (Continued)

                            800 TRAVEL SYSTEMS, INC.

                                 BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    March 31,      December 31,
                                                      1998            1997
                                                   ------------    ------------

CURRENT LIABILITIES
  Note Payable                                     $         --    $     50,000
  Current Maturities of Long-Term Debt -
     Related Parties                                    213,333         260,000
  Accounts Payable                                      532,406       1,830,652
  Accrued Liabilities                                   448,765         479,670
                                                   ------------    ------------

       TOTAL CURRENT LIABILITIES                      1,194,504       2,620,322

DEFERRED RENT                                           143,640         138,228

LONG-TERM DEBT - Excluding Current Maturities                --          50,000
                                                   ------------    ------------

       TOTAL LIABILITIES                              1,338,144       2,808,550
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value, 1,000,000
     shares authorized; none issued                          --              --
  Common stock, $.01 par value, 10,000,000
     shares authorized; 7,508,427 and
     5,959,709 shares issued and
     outstanding, respectively                           75,084          59,597
  Additional Paid-in-Capital                         11,807,376       5,297,424
  Stock Subscriptions Receivable                        (21,547)        (21,547)
  Retained Deficit                                   (3,934,622)     (3,765,514)
                                                   ------------    ------------

       TOTAL STOCKHOLDERS' EQUITY                     7,926,281       1,569,960
                                                   ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  9,264,435    $  4,378,510
                                                   ============    ============

                     The accompanying notes are an integral
                      part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                     1998              1997
                                                  -----------       -----------

REVENUES
  Commissions                                     $ 1,558,915       $ 1,339,985
  Ticket delivery and service fees                    519,468           300,261
                                                  -----------       -----------
     Total Revenues                                 2,078,383         1,640,246
                                                  -----------       -----------

 OPERATING EXPENSES
  Payroll, commissions and
     employee benefits                              1,066,446           848,243
  Telephone                                           325,673           267,114
  Ticket delivery expense                             167,251           178,967
  Advertising                                          48,610            45,545
  General and administrative                          660,913           633,665
                                                  -----------       -----------
     TOTAL OPERATING EXPENSES                       7,288,893         1,973,534
                                                  -----------       -----------

(LOSS) BEFORE OTHER INCOME                           (190,510)         (333,288)

OTHER INCOME AND (EXPENSE)
  Interest Income                                      27,247             2,480
  Interest Expense                                     (7,410)           (6,349)
  Other                                                 1,565               165
                                                  -----------       -----------

NET (LOSS)                                        $  (169,108)      $  (336,992)
                                                  ===========       ===========

(LOSS) PER COMMON SHARE                           $      (.02)      $      (.06)
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         7,213,555         5,955,459
                                                  ===========       ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Common Stock             Additional        Stock
                                      ---------------------------        Paid-in      Subscriptions     Retained
                                         Shares          Amount          Capital       Receivable        Deficit          Total
                                      ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996               5,951,209    $     59,512    $  4,976,259    $    (32,296)   $ (3,503,009)   $  1,500,466
  Issuance of common stock in
     connection with debt issuance
     and services                            8,500              85          21,165              --              --          21,250
  Issuance of stock options to
     Directors                                  --              --         300,000              --              --         300,000
  Payment of stock subscription                 --              --              --          10,749              --          10,749
  Net loss, year ended
     December 31, 1997                          --              --              --              --        (262,505)       (262,505)
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1997               5,959,709    $     59,597    $  5,297,424    $    (21,547)   $ (3,765,514)   $  1,569,960

  Sale of Common Stock and
     Warrants net of issuance
     expenses of $2,252,602              1,350,000          13,500       4,872,024              --              --       4,885,524

  Joseph Stevens Group, Inc. Merger        383,333           3,833       1,944,082              --              --       1,947,915

  Purchase of 184,615 Shares              (184,615)         (1,846)       (306,154)             --              --        (308,000)

  Net (Loss)                                    --              --              --              --        (169,108)       (102,194)
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, MARCH 31, 1998                  7,508,427    $     75,084    $ 11,807,376    $    (21,547)   $ (3,934,622)   $  7,993,205
                                      ============    ============    ============    ============    ============    ============

                     The accompanying notes are an integral
                      part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                            1998           1997
                                                        -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net (loss)                                            $  (169,108)   $  (336,992)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and Amortization                         89,964         27,473
       Stock, options and warrants issued for
          expenses and debt redemption                           --             --
       Prepaid Rent Amortization                              3,000          3,000
       Changes in operating assets and liabilities,
          net of effects of acquisition:
          (Increase) in receivables                        (150,725)      (109,234)
          (Increase) decrease in prepaids and
             other assets                                  (433,015)         5,262
          Increase in related party receivables             (12,750)            --
          Increase in deferred rent liability                 5,412         36,123
          Increase (decrease) in accounts payable and
             accrued expenses                            (1,228,874)        86,209
                                                        -----------    -----------

             NET CASH PROVIDED BY
                 OPERATING ACTIVITIES                    (1,896,097)      (288,159)
                                                        -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment         (199,269)       (46,703)
  Merger deposits and deferred acquisition costs           (144,053)        52,676
                                                        -----------    -----------

             NET CASH FLOW USED BY
                 INVESTING ACTIVITIES                      (343,322)         5,973
                                                        -----------    -----------

                     The accompanying notes are an integral
                      part of these financial statements.
                                        (Continued)

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                 Three Months Ended
                                                      March 31,
                                             --------------------------

                                                 1998           1997
                                             -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Deferred offering cost                     $(1,194,305)   $   (63,054)
  Proceeds from borrowings, net                  100,000             --
  Principal payments on debt                  (1,749,667)            --
  Issuance of common stock                     7,138,126             --
  Purchase of Common Stock                      (308,000)            --
                                             -----------    -----------

       NET CASH FLOW (USED IN) PROVIDED BY
           FINANCING ACTIVITIES                3,986,154        (63,054)
                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                1,746,735       (345,240)

CASH AT THE BEGINNING OF PERIOD                   18,710        588,960
                                             -----------    -----------

CASH AT THE END OF PERIOD                    $ 1,765,445    $   243,720
                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
     Cash paid during the period for:
       Interest Expense                      $     6,000    $        --
                                             ===========    ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of 800 Travel Systems, Inc. for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2: SALE OF COMMON STOCK

      In January 1998, the Company sold 1,350,000 shares of Common Stock ($5.00) and 3,105,000 Warrants ($.125). The following summarize the transactions:

            Proceeds:
               Common Stock                                 $6,750,000
               Warrants                                        388,125
                                                            ----------
                                                             7,138,125

            Expenses:
               Underwriter commissions and expenses            927,956
               Printing                                        226,000
               Other                                         1,098,645
                                                            ----------
                   Net Proceeds                             $4,885,524
                                                            ==========

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                             MARCH 31, 1998 AND 1997

NOTE 3: ACQUISITION

      In January 1998, the Company acquired selected assets and assumed selected liabilities of Joseph Stevens Group, Inc. in exchange for the issuance of 383,733 shares of its common stock, issuance of 250,000 warrants to purchase common stock and the payment of $1,578,000 purchase acquisition note. The following summarizes the transaction:

            Purchase Price:
               Note                                         $1,578,000
               Common Stock                                  1,916,665
               Warrants                                         31,250
               Cash Deposit                                     46,665
               Acquisition Expenses                            345,314
               Stock Price Guarantee Payment                   250,000
                                                            ----------
                                                            $4,167,894
                                                            ==========

            Assets Acquired:
               Office Equipment                             $  100,000
               Trademarks                                      200,000
               Goodwill                                      3,867,894
                                                            ----------
                                                            $4,167,894
                                                            ==========

      In March 1998, the Company entered into an agreement with the previous stockholders of Joseph Stevens Group, Inc. to purchase a telephone switch, 184,615 shares of the Company common stock and to release the Company from its guaranty of the future value of the Company's common stock issued to the principal stockholder of Joseph Stevens Group, Inc. for payments totaling $798,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company operates as a telemarketing travel agency, providing air transportation reservation services for domestic and international travel to customers through its easy to remember, toll-free numbers. The Company was formed in November 1995 to acquire certain assets of and assume certain liabilities of 1- 800-Low Airfare, Inc. (the "Predecessor Business"). The acquisition was consummated on December 1, 1995. To expand its operations, in November 1996 the Company entered into a Merger Agreement with the Joseph Stevens Group, Inc. ("Stevens") and its sole shareholder, Joseph Stevens Group, LLC ("JSG"). Prior to the consummation of the merger with Stevens (the "Stevens Merger"), Stevens operated as an independent travel agency specializing in the telemarketing of airline tickets. Pursuant to the Merger Agreement, simultaneously with the closing of the Company's initial public offering on January 21, 1998, Stevens was merged with and into the Company, with the Company as the surviving corporation.

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

      The Company's revenues are a function of the number and price of the tickets its sells and the percentage of the price of such tickets it retains as commissions and override commissions, as well as on the service charge imposed on customers. Although the Company entered into its first override agreement in December 1995, it only began to achieve the volume necessary to benefit from these agreements in the third quarter of 1996. The Company entered into an agreement with a consolidator that sells tickets on TWA at a discount (the "TWA Discounter") on March 1, 1996. As a result of its override agreements and its agreement with the TWA Discounter, the Company is able to charge its customers a $10 or $20 service charge, depending on the price of the ticket, while still offering low priced tickets. The Company only began to impose this service charge in January 1997.

      The Company anticipates that as the volume of tickets sold increases and the proportion of tickets sold which are subject to an override agreement increases, the percentage of the price of the tickets sold retained by the Company will increase. The Company's operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers, including payroll, commissions and benefits; telephone; general and administrative expenses, including rent and computer maintenance fees; and, to date, interest, fees and expenses associated with the Company's financing activities. Set forth below for the periods indicated are the gross dollar amounts of reservations booked, revenues and revenues as a percentage of reservations, the gross dollar amount of expenses, expenses as a percentage of revenues, net loss as a percentage of revenues and changes therein for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997.

                                 Three                   Three
                             Months Ended             Months Ended
                            March 31, 1998     %     March 31, 1997    %     Change      %
                            --------------    ---    --------------   ---    ------     --
Gross Reservations.........    15,150,399              12,158,999           2,991,406   25
Revenues
  (including override
   and service charges)....     2,078,383      14*      1,640,246      13*    438,137   27*
OPERATING
  EXPENSES:
  Employee
   Costs...................     1,066,466      51**       848,243      52**   218,223   26
  Telephone................       325,673      16         267,114      16      58,559   22
  Ticket
   Delivery................       167,251       8         178,967      11    (11,716)   (7)
  Advertising..............        48,610       2          45,545      3        3,065    7
  General and
    Administrative.........       660,913      32         633,665      39      27,248    4
Total Operating
     Expenses..............     2,268,893     109       1,973,534     120     295,359   15
Net (Loss).................     (169,108)       8       (336,992)      21     167,884   50
                                =========     ===       =========     ===     =======   ==

----------

 * Revenues as a percentage of gross reservations.

** Expenses as a percentage of revenues.

Results of Operations

      In connection with the Stevens Merger, the Company and Stevens entered into an Interim Operating Agreement pursuant to which the Company operated Stevens' business for the account of the Company effective January 1, 1997 through the closing of the Stevens Merger. The numbers in the table above and in the discussion below for the three months ended March 31, 1997 ("First Quarter '97") and the period in the first quarter of 1998 ("First Quarter `98") prior to the merger include the operations of Stevens.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

      Revenues for the First Quarter '98, increased 27% to $2,078,383 compared to $1,640,246 for First Quarter '97. The increased revenues reflect the 25% increase in gross reservations booked in First Quarter '98 ($15,150,399) as compared to First Quarter '97 ($12,158,999). The gross reservation increase and the resulting revenue increase is largely attributable to the increase in the volume of calls handled at the Company's reservation centers as a result of increases in the number of reservation agents and certain operating efficiencies. The Company employed approximately 148 reservation agents and supervisors as of March 31, 1997 as compared to 169 reservation agents and supervisors employed as of March 31, 1998. As a percentage of gross reservations, revenues increased to 13.7% of gross reservations during First Quarter '98 from 13.4% of gross reservations during First Quarter '97.

      Operating expenses for First Quarter '98 increased 15% to $2,268,893 compared to $1,973,534 for First Quarter '97. Operating expenses did not increase proportionate to the increase in revenues due to the fact that many expenses (office rent, utilities, management wages, etc.) remain relatively constant over a broad range of revenues. The increase in operating expenses resulted primarily from an increase in the Company's payroll, commissions and employee benefits expenses, which increased 26% to $1,066,466 in First Quarter '98 from $848,243 in First Quarter '97. The increase in payroll expenses reflects the increase in the number of reservation agents which occurred at both reservation centers, the commencement of the payment of monthly fees to the Company's directors and the amortization of the expense related to the shares issued to the Company's President pursuant to his Employment Agreement. Consistent with the increase in the volume of tickets sold by the Company, the Company also recorded increases in its telephone and ticket delivery expenses, though these increases were not proportional with the increase in the Company's volume. Also contributing to the increase in operating expenses was an increase in the Company's advertising expense of 7% to $48,610 in First Quarter '98 from $45,545 in First Quarter '97 as the Company increased the number of yellow page directories in which it advertises and absorbed the cost of advertising its and Stevens' toll free numbers. The Company's general and administrative costs increased 4% to $660,913 in First Quarter '98 compared to $633,665 in First Quarter '97. Despite the increase in general and administrative expenses over the two periods, general and administrative expenses decreased as a percentage of revenues to 32% in First Quarter '98 as compared to 39% in First Quarter '97. The increase in the foregoing operating expenses was offset, in part, by an increase in interest and other income, on a net basis, to $21,402 in First Quarter '98, from a net expense of ($3,704) in First Quarter '97.

      During First Quarter '98 the Company's operating loss was ($190,510), a reduction of 43% from the operating loss of ($333,288) incurred during First Quarter '97. The reduction in the Company's operating loss reflects the substantial increase in revenues, plus the net changes in operating expenses outlined above.

Liquidity and Capital Resources

      The Company commenced operations in December 1995 upon the acquisition of certain assets of the Predecessor Business for $1,407,008 of which $10,000 was paid in cash, $90,000 was paid by the delivery of the Company's Promissory Note; $720,480 was satisfied through the issuance of 600,400 shares of the Company's Common Stock and $586,528 was satisfied through the assumption of certain liabilities of the Predecessor Business. Of the 600,400 Shares issued, 300,000 shares were to be issued to creditors of the Predecessor Business which elected to convert their claims against the Predecessor Business into stock at the rate of $10.00 per share. Pursuant to this agreement, during First Quarter '97 the Company issued 153,934 shares of Common Stock to creditors of the Predecessor Business and 146,066 shares of its Common Stock to the Predecessor Business.

      Prior to completion of its initial public offering in January 1998, the Company financed its operations from capital contributions, net of related expenses, in the amount of $2,455,902; loans in the amount of $460,750; and through services provided by certain vendors to be paid out of future revenues. In January 1998 the Company completed its initial public offering of its securities from which it derived net proceeds of $4,885,000. A portion of such proceeds was used to satisfy liabilities accrued prior to completion of the offering.

      The Company, used $1,896,097 for operating activities in First Quarter '98 as compared to $288,159 used in operating activities in First Quarter '97. The use of cash during the First Quarter '98 reflects the substantial reduction ($1,222,874) in the Company's accounts payable and accrued expenses, and an increase of $433,015 in prepaid assets.

      During First Quarter '98 the Company's capital expenditures were approximately $199,269 primarily for leasehold improvements, computers and other operating equipment purchased out of the proceeds of the Company's initial public offering.

      In First Quarter '98, the Company completed an initial public offering of its Common Stock and Redeemable Common Stock Purchase Warrants from which it derived net proceeds of approximately

$2,993,000 after payments to JSG in connection with the Stevens Merger. Of such amount, $1,000,000 will be applied to recruiting and training reservation agents; $500,000 will be used to expand the Company's marketing activities, at least $250,000 will be used to purchase capital equipment and the balance, approximately $1,243,000, will be available for working capital. The Company projects that if its revenues continue to grow as they did during First Quarter '98 it will generate positive cash flow from operations, enabling it to preserve its working capital or apply it as it determines appropriate. For example, in March 1998 the Company used $558,000 to redeem 184,615 shares issued to JSG in connection with the Stevens Merger and to obtain the release of the Make-Whole Rights granted to JSG in the Merger Agreement.

                                     PART 2

                                OTHER INFORMATION

Item 6. Exhibits, Lists and Reports on Form 8-K.

(a)   Exhibits.

Exhibit                       Description

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

10.33 -- Agreement dated March 20, 1998 between the Company and Joseph Stevens Group, LLC (2)

10.34 -- Pledge Agreement dated March 22, 1998 between the Company, Joseph Stevens Group, LLC and Phillips Nizer Benjamin Krim & Ballon LLP (2)


27.1  --    Financial Data Schedule (4)

----------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 333-28237.
(2) Incorporated by reference to the Company's Report on Form 8-K filed March 30, 1998.
(3) Incorporated by reference to the Company's Report on Form 10-KSB filed March 31, 1998.
(4) Filed herewith.

*   Portions of this exhibit are subject to confidential treatment.

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

Dated:  May 15, 1998
                                          800 TRAVEL SYSTEMS, INC.
                                          (Registrant)


                                          By: /s/  Mark D. Mastrini
                                              -------------------------------
                                              Mark D. Mastrini, President and
                                                 Chief Operating Officer