Form 10QSB
period 1998-06-30
800 TRAVEL SYSTEMS INC
filed 1998-08-14
CIK 1039208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

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

                        Yes   |X|                 No  |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,497,096 shares of Common Stock, $.01 par value, were outstanding, as of June 30, 1998.

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

  Item 1.   Financial Statements ...................................... F-1 to 8

                  Balance Sheets ............................................F-1

                  Statements of Operations ..................................F-3

                  Statements of Stockholders' Equity .....................   F-4

                  Statements of Cash Flows ...............................   F-5

                  Notes to Financial Statements ..........................   F-7

  Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations ...............................................   2

PART 2.    OTHER INFORMATION ...............................................   5

  Item 6.   Exhibits, Lists and Reports on Form 8-K ........................   5

                  (a)  Exhibits ............................................   5

                  (b)  Reports on Form 8-K .................................   5

SIGNATURES .................................................................   6

                                     PART 1
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                            800 TRAVEL SYSTEMS, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                       June 30,
                                                         1998       December 31,
                                                     (unaudited)        1997
                                                     -----------    ------------
CURRENT ASSETS
   Cash                                              $ 2,140,696    $    18,710
   Commissions receivable                                985,526        553,358
   Prepaids                                              154,500         16,617
                                                     -----------    -----------

         Total current assets                          3,280,722        588,685
                                                     -----------    -----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT                     868,801        450,667
   Less accumulated depreciation                        (181,077)      (110,104)
                                                     -----------    -----------

   Net leasehold improvements and equipment              687,724        340,563
                                                     -----------    -----------

EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED
   Less accumulated depreciation of $192,833 and
     $93,126, respectively                             4,862,572      1,024,385
                                                     -----------    -----------

DEFERRED OFFERING COSTS                                     --        1,408,573
                                                     -----------    -----------

OTHER ASSETS
   Trademarks, net of accumulated amortization
    of $45,699 and $29,616, respectively                 369,301        185,384
   Related party receivables                               4,362        308,425
   Bonds, security deposits and other assets              39,724         37,824
   Merger deposits and deferred acquisition costs           --          416,671
   Prepaid expenses                                      231,748         68,000
                                                     -----------    -----------

         Total other assets                              645,135      1,016,304
                                                     -----------    -----------

         TOTAL ASSETS                                $ 9,476,153    $ 4,378,510
                                                     ===========    ===========


                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30,
                                                         1998       December 31,
                                                     (unaudited)        1997
                                                     -----------    ------------
CURRENT LIABILITIES
   Note Payable                                      $      --      $    50,000
   Current maturities of long-term debt                  176,565        260,000
   Accounts payable                                      805,893      1,830,652
   Accrued liabilities                                   344,984        479,670
                                                     -----------    -----------
         Total current liabilities                     1,327,442      2,620,322

DEFERRED RENT                                             69,641        138,228

LONG-TERM DEBT - excluding current maturities             36,000         50,000
                                                     -----------    -----------

   Total liabilities                                   1,433,083      2,808,550
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                               --             --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 1,000,000
    shares authorized; none issued and outstanding            --             --
   Common stock, $.01 par value, 10,000,000 shares
    authorized; 7,497,096 and 5,959,709 shares
    issued and outstanding, respectively                  74,971         59,597
   Additional paid-in capital                         11,823,592      5,297,424
   Stock subscriptions receivable                        (21,547)       (21,547)
   Retained deficit                                   (3,833,946)    (3,765,514)
                                                     -----------    -----------

         Total Stockholders' Equity                    8,043,070      1,569,960
                                                     -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'         $ 9,476,153    $ 4,378,510
           EQUITY                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                        For the Six Months Ended     For the Three Months Ended
                                                 June 30,                      June 30,
                                       --------------------------    --------------------------
                                           1998           1997           1998           1997
                                       -----------    -----------    -----------    -----------
REVENUES
   Commissions                         $ 3,574,274    $ 3,000,192    $ 2,015,359    $ 1,660,207
   Ticket delivery and service fees      1,501,044        721,459        981,576        421,198
                                       -----------    -----------    -----------    -----------
     Total revenues                      5,075,318      3,721,651      2,996,935      2,081,405

OPERATING EXPENSES
   Payroll, commissions and employee
    benefits                             2,327,792      1,775,614      1,261,346        927,371
   Telephone                               810,649        501,246        484,976        234,132
   Ticket delivery                         447,549        327,926        280,298        148,959
   Advertising                             154,359        107,044        105,749         61,499
   General and administrative            1,441,311      1,110,164        780,398        476,499
                                       -----------    -----------    -----------    -----------
    Total operating expenses             5,181,660      3,821,994      2,912,767      1,848,460

EARNINGS (LOSS) BEFORE
  OTHER INCOME                            (106,342)      (100,343)        84,168        232,945

OTHER INCOME (EXPENSE)
   Interest income                          51,038          5,368         23,791          2,888
   Interest expense                        (13,128)       (67,453)        (7,283)       (61,269)
                                       -----------    -----------    -----------    -----------

NET EARNINGS (LOSS)                    $   (68,432)   $  (162,428)   $   100,676    $   174,564
                                       ===========    ===========    ===========    ===========

NET EARNINGS (LOSS) PER
 COMMON SHARE -  BASIC                 $     (0.01)   $     (0.03)   $      0.01    $      0.03
                                       ===========    ===========    ===========    ===========
              -  DILUTED               $     (0.01)   $     (0.03)   $      0.01    $      0.03
                                       ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING - BASIC                     7,427,622      5,956,352      7,473,694      5,959,709
                                       ===========    ===========    ===========    ===========
             - DILUTED                   7,427,622      5,956,352      7,837,296      6,199,709
                                       ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                Common Stock
                                                ------------
                                                                        Additional        Stock
                                                                          Paid-in      Subscriptions      Retained
                                           Shares         Amount          Capital       Receivable        Deficit         Total
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996                5,951,209    $     59,512    $  4,976,259    $    (32,296)   $ (3,503,009)   $  1,500,466
   Issuance of common stock in
    connection with debt issuance
    and services                              8,500              85          21,165            --              --            21,250
   Issuance of stock options to
    Directors                                  --              --           300,000            --              --           300,000
   Payment of stock subscription               --              --              --            10,749            --            10,749
   Net loss                                    --              --              --              --          (262,505)       (262,505)
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997                5,959,709          59,597       5,297,424         (21,547)     (3,765,514)      1,569,960
   Sales of common stock and
    warrants net of issuance
    expenses of $2,252,602                1,350,000          13,500       4,872,024            --              --         4,885,524
   Joseph Stevens Group, Inc.
    Merger                                  383,333           3,833       1,944,082            --              --         1,947,915
   Purchase of 204,615 shares              (204,615)         (2,046)       (405,954)           --              --          (408,000)
   Exercise of warrants                      58,200             582         363,168            --              --           363,750
   Shares exchanged in payment of
    receivables                             (49,531)           (495)       (247,152)           --              --          (247,647)
   Net loss                                    --              --              --              --           (68,432)        (68,432)
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 1998 (unaudited)        7,497,096    $     74,971    $ 11,823,592    $    (21,547)   $ (3,833,946)   $  8,043,070
                                       ============    ============    ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                       1998           1997
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $   (68,432)   $  (162,428)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                     186,763         61,313
      Stock, options and warrants issued for expenses                                      --           21,250
      Prepaid rent amortization                                                           6,000          6,000
      Changes in operating assets and liabilities, net of effects of acquisition:
         Increase in receivables                                                       (432,168)      (236,608)
         (Increase) decrease in prepaids                                               (137,883)         3,385
         Increase in other assets                                                       (37,876)          --
         Increase (decrease) in deferred rent liability                                 (74,587)        72,246
         Increase (decrease) in accounts payable and accrued expenses                (1,159,445)       181,929
                                                                                    -----------    -----------
            Net cash used in operating activities                                    (1,717,628)       (52,913)
                                                                                    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of leasehold improvements and equipment                                     (78,133)       (46,703)
   Merger deposits and deferred acquisition costs                                          --          (50,000)
   Cash paid for acquisition                                                         (2,114,665)          --
                                                                                    -----------    -----------
            Net cash used in investing activities                                    (2,192,798)       (96,703)
                                                                                    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Deferred offering cost                                                                  --         (293,700)
   Principal payments on debt                                                          (217,435)          --
   Issuance of common stock                                                           6,657,847           --
   Purchase of common stock                                                            (408,000)          --
                                                                                    -----------    -----------
            Net cash provided by (used in) financing activities                       6,032,412       (293,700)
                                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                       2,121,986       (443,316)

CASH AT THE BEGINNING OF PERIOD                                                          18,710        588,960
                                                                                    -----------    -----------

CASH AT THE END OF PERIOD                                                           $ 2,140,696    $   145,644
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest expense                                                              $    13,128    $    61,453
                                                                                    ===========    ===========

NON-CASH FINANCING ACTIVITIES
   Common stock received for payment of related party receivables                   $   247,647    $      --
                                                                                    ===========    ===========


    The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of 800 Travel Systems, Inc. for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 2 - SALE OF COMMON STOCK

In January 1998, the Company sold 1,350,00 shares of common stock ($5.00) and 3,105,000 warrants ($.125). The following summarizes the transactions:


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
                                                                      ==========

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

NOTE 3 - ACQUISITION

In January 1998, the Company acquired selected assets and selected liabilities of Joseph Stevens Group, Inc. in exchange of the issuance of 383,733 shares of its common stock, issuance of 250,000 warrants to purchase common stock and the payment of $1,578,000 purchase acquisition note. The following summarizes the transaction:

Purchase Price:
   Cash payment on note                                               $1,578,000
   Common stock                                                        1,916,665
   Warrants                                                               31,250
   Cash payments                                                         536,665
   Acquisition expenses                                                  345,315
   Capital lease assumed                                                  70,000
                                                                      ----------
                                                                      $4,477,895
                                                                      ==========
Assets Acquired:
   Equipment                                                          $  340,000
   Trademarks                                                            200,000
   Goodwill                                                            3,937,895
                                                                      ----------
                                                                      $4,477,895
                                                                      ==========

In March 1998, the Company entered into an agreement with the previous stockholders of Joseph Stevens Group, Inc. to purchase a telephone switch and certain other fixed assets and to release the Company from its guaranty of the future value of the Company's common stock issued to the principal stockholder of Joseph Stevens Group, Inc. for payments totalling $490,000. These have been included in the calculation of the purchase shown above.

The statements of operations for the three and six months ended June 30, 1997 and cash flows for the six month period ended June 30,1997, include the operations of the Joseph Stevens Group, Inc. for the period January 1, 1997 to June 30, 1997. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to state fairly the information set forth therein. Operating results for the three and six months ended June 30,1997 are not necessarily indicative of the results that would have occurred had they been a single entity during the period.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

NOTE 4 - NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income per share computations, as computed in accordance with FAS 128:

                                 For the Six Months Ended     For the Three Months Ended
                                          June 30,                      June 30,
                                --------------------------    --------------------------
                                   1998           1997           1998           1997
                                -----------    -----------    -----------    -----------
Net earnings (loss) -
 (numerator)                    $   (68,432)   $  (162,428)   $   100,676    $   174,564
                                ===========    ===========    ===========    ===========

Basic:
   Weighted average shares
   outstanding
   (denominator)                $ 7,427,622)   $ 5,956,352    $ 7,473,694    $ 5,959,709
                                ===========    ===========    ===========    ===========

   Net earnings (loss) per
   common share - basic         $      (.01)   $      (.03)   $       .01    $       .03
                                ===========    ===========    ===========    ===========

Diluted:
   Weighted average shares
     outstanding                  7,427,622      5,956,352      7,473,694      5,959,709

   Effect of dilutive options          --             --          363,602        240,000
                                -----------    -----------    -----------    -----------

   Adjusted weighted average
     shares (denominator)         7,427,622      5,956,352      7,837,296      6,199,709
                                ===========    ===========    ===========    ===========

   Net earnings (loss) per
   common share - basic         $      (.01)   $      (.03)   $      (.01)   $      (.03)
                                ===========    ===========    ===========    ===========

All warrants outstanding are excluded from the calculation of adjusted weighted average shares, as they are anti-dilutive. Options for 237,500 shares of common stock are excluded from the adjusted weighted average shares for the three months ended June 30, 1998, as they are anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company operates as a telemarketing travel agency, providing air transportation reservation services for domestic and international travel to customers through its easy to remember, toll-free numbers. The Company was formed in November 1995 to acquire certain assets of and assume certain liabilities of 1-800- Low Airfare, Inc. (the "Predecessor Business"). The acquisition was consummated on December 1, 1995. To expand its operations, in November 1996 the Company entered into a Merger Agreement with the Joseph Stevens Group, Inc. ("Stevens") and its sole shareholder, Joseph Stevens Group, LLC ("JSG"). Prior to the consummation of the merger with Stevens (the "Stevens Merger"), Stevens operated as an independent travel agency specializing in the telemarketing of airline tickets. Pursuant to the Merger Agreement, simultaneously with the closing of the Company's initial public offering on January 21, 1998, Stevens was merged with and into the Company, with the Company as the surviving corporation.

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

      The Company anticipates that as the volume of tickets sold increases and the proportion of tickets sold which are subject to an override agreement increases, the percentage of the price of the tickets sold retained by the Company will increase. The Company's operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers, including payroll, commissions and benefits; telephone; general and administrative expenses, including rent and computer maintenance fees; and, to date, interest, fees and expenses associated with the Company's financing activities. Set forth below for the periods indicated are the gross dollar amounts of reservations booked, revenues and revenues as a percentage of reservations, the gross dollar amount of expenses, expenses as a percentage of revenues, net loss as a percentage of revenues and changes therein for the six and three month periods ended June 30, 1998 and 1997.

                                     Six                    Six
                                Months Ended           Months Ended
                                June 30, 1998    %     June 30, 1997    %        Change       %
                                -------------   ---    -------------   ---       ------      ---
Gross Reservations              $35,969,382            $25,293,857             10,675,525     42
                                ===========            ===========
Revenues
  (including override
   and service charges) ......  $ 5,075,315      14*   $ 3,721,651      14*     1,353,667     36*
                                -----------            -----------
OPERATING
  EXPENSES:
  Employee
   Costs .....................    2,327,792      46**    1,775,614      47**      552,178     31**
  Telephone ..................      810,649      16        501,246      14        309,403     62
  Ticket
   Delivery ..................      447,549       9        327,926       9        119,623     36
  Advertising ................      154,359       3        107,044       3         47,315     44
  General and
    Administrative ...........    1,441,311      28      1,110,164      30        331,147     30
                                -----------            -----------
    Total Operating
     Expenses ................    5,181,660     102      3,821,994     103      1,359,666     36
     Interest Income (Net of
       Interest Expense) .....       38,110       1        (62,085)      2        100,195    161
                                -----------            -----------
Net Loss .....................  $   (68,432)      1    $  (162,428)      4         93,996     57
                                ===========    ====    ===========    ====     ==========   ====

----------

*Revenues as a percentage of gross reservations.

** Expenses as a percentage of revenues.

                                    Three                  Three
                                Months Ended           Months Ended
                                June 30, 1998    %     June 30, 1997    %        Change       %
                                -------------   ---    -------------   ---       ------      ---
Gross Reservations............  $20,818,983            $13,134,858             7,684,125
                                ===========            ===========
Revenues
  (including override
   and service charges).......  $ 2,996,935     14*    $ 2,081,405     16*       915,530      44*
                                -----------            -----------
OPERATING
  EXPENSES:
  Employee
   Costs......................    1,261,346     42**       927,371     45**      335,975      36**
  Telephone...................      484,976     16         234,132     11        250,844     107
  Ticket
   Delivery...................      280,298      9         148,959      7        131,339      88
  Advertising.................      105,749      4          61,499      3         44,250      72
  General and
    Administrative............      780,398     26         476,499     23        303,899      64
                                -----------            -----------
    Total Operating
     Expenses.................    2,912,767     97       1,848,460     89      1,064,307      58
     Interest Income (Net of
       Interest Expense) .....       16,508      1         (58,381)     3         74,889     128
                                -----------            -----------
Net (Loss)....................  $   100,676      3     $   174,564      8        (73,888)     42
                                ===========     ==     ===========     ==      =========     ===

----------

*Revenues as a percentage of gross reservations.

** Expenses as a percentage of revenues.

Results of Operations

      In connection with the Stevens Merger, the Company and Stevens entered into an Interim Operating Agreement pursuant to which the Company operated Stevens' business for the account of the Company effective January 1, 1997 through the closing of the Stevens Merger. The amounts in the tables above and in the discussion below include the operations of Stevens.

      The increased revenues reflect the increase in gross reservations booked. The gross reservation increase and the resulting revenue increase is largely attributable to the increase in the volume of calls handled at the Company's reservation centers as a result of increases in the number of reservation agents and certain operating efficiencies. In addition, revenues increased as a percentage of gross reservations, in part as a result of the Company's ability to increase the service charges imposed on customers.

      Operating expenses did not increase proportionate to the increase in revenues due to the fact that many expenses (office rent, utilities, management wages, etc.) remain relatively constant over a broad range of revenues. The increase in operating expenses resulted primarily from an increase in the Company's payroll, commissions and employee benefits expenses. The increase in payroll expenses reflects the increase in the number of reservation agents which occurred at both reservation centers. Consistent with the increase in the volume of tickets sold by the Company, the Company also recorded increases in its telephone and ticket delivery expenses. Also contributing to the increase in operating expenses was an increase in the Company's advertising expense as the Company increased the number of yellow page directories in which it advertises and absorbed the cost of advertising its and Stevens' toll free numbers. The Company's general and administrative costs also increased. Despite the increase in general and administrative expenses over the two periods, general and administrative expenses decreased as a percentage of revenues. The increase in the foregoing operating expenses was offset, in part, by an increase in interest and other income, on a net basis.

Liquidity and Capital Resources

      Prior to completion of its initial public offering in January 1998, the Company financed its operations from capital contributions, net of related expenses, in the amount of $2,455,902; loans in the amount of $460,750; and through services provided by certain vendors to be paid out of future revenues. In January 1998 the Company completed its initial public offering of its securities from which it derived net proceeds of $4,885,524. A portion of such proceeds was used to satisfy liabilities accrued prior to completion of the offering.

      The Company, used $1,717,628 for operating activities in the first half of 1998 as compared to $52,913 used in operating activities in the first half of 1997. The use of cash in 1998 reflects the substantial reduction in the Company's accounts payable and accrued expenses and an increase in prepaid assets. 1998 capital expenditures were primarily for leasehold improvements, computers and other operating equipment purchased out of the initial public offering.

      The Company projects that if its revenues continue to grow as they did during the first half of 1998 it will generate positive cash flow from operations, enabling it to preserve its working capital or apply it as it deems appropriate, as, for example, in completing the Company's electronic commerce initiative. For example, in March 1998 the Company used $558,000 to redeem 184,615 shares issued to JSG in connection with the Stevens Merger and to obtain the release of the Make-Whole Rights granted to JSG in the Merger Agreement.

                                     PART 2

                                OTHER INFORMATION

Item 6. Exhibits, Lists and Reports on Form 8-K.

(a)      Exhibits.

Exhibit                             Description

27.1  --    Financial Data Schedule (1)

-----------------------
(1)   Filed herewith.

(b)   Reports on Form 8-K.

      Not Applicable.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1998

                                          800 TRAVEL SYSTEMS, INC.
                                          (Registrant)



                                          By: /s/ Mark D. Mastrini
                                              ----------------------------------
                                              Mark D. Mastrini, President and
                                                Chief Operating Officer