Form 10QSB
period 1998-09-30
800 TRAVEL SYSTEMS INC
filed 1998-11-13
CIK 1039208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended September 30, 1998

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

                      Yes |X|                   No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,508,427 shares of Common Stock, $.01 par value, were outstanding, as of November 6, 1998.

      Transitional Small Business Disclosure Format (check one):

                      Yes |_|                   No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number

PART 1.    FINANCIAL INFORMATION

  Item 1.   Financial Statements .....................................F-1 to F-9

               Balance Sheets ...............................................F-1

               Statements of Operations .....................................F-3

               Statements of Stockholders' Equity ........................   F-4

               Statements of Cash Flows ..................................   F-5

               Notes to Financial Statements .............................   F-6

  Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .............     2

PART 2.    OTHER INFORMATION .............................................     6

  Item 6.   Exhibits, Lists and Reports on Form 8-K ......................     6

               (a)  Exhibits .............................................     6

               (b)  Reports on Form 8-K ..................................     6

SIGNATURES ...............................................................     7

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                            800 TRAVEL SYSTEMS, INC.

                                 BALANCE SHEETS
                                     ASSETS

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                    (unaudited)
CURRENT ASSETS
  Cash                                              $ 2,429,881     $    18,710
  Commissions receivable                                882,185         553,358
  Prepaids                                              154,500          16,617
                                                    -----------     -----------

     Total current assets                             3,466,566         588,685
                                                    -----------     -----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT                    888,704         450,667
  Less accumulated depreciation                        (219,424)       (110,104)
                                                    -----------     -----------

  Net leasehold improvements and equipment              669,280         340,563
                                                    -----------     -----------

EXCESS OF COST OVER FAIR VALUE OF NET
ASSETS ACQUIRED
        Less accumulated amortization of
          $242,687 and $93,126, Respectively          4,812,718       1,024,385
                                                    -----------     -----------
DEFERRED OFFERING COSTS                                      --       1,408,573
                                                    -----------     -----------

OTHER ASSETS
        Trademarks, net of accumulated
          amortization of $54,864 and
          $29,616, respectively                         360,136         185,384
        Capitalized software                             90,000              --
        Related party receivables                         2,400         308,425
        Bonds, security deposits and                     39,724          37,824
          other assets
        Merger deposits and deferred                         --         416,671
          acquisition costs
        Prepaid expenses                                193,121          68,000
                                                    -----------     -----------
     Total other assets                                 685,381       1,016,304
                                                    -----------     -----------

     TOTAL ASSETS                                   $ 9,633,945     $ 4,378,510
                                                    ===========     ===========

                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,  December 31,
                                                        1998           1997
                                                    -------------  ------------
                                                    (unaudited)

CURRENT LIABILITIES
  Note payable                                      $         --   $     50,000
  Current maturities of
   long-term debt                                        118,687        260,000
  Accounts payable                                       602,388      1,830,652
  Accrued liabilities                                    568,644        479,670
                                                    ------------   ------------

     Total current liabilities                         1,289,719      2,620,322

DEFERRED RENT                                             72,641        138,228

LONG-TERM DEBT - excluding current maturities             29,174         50,000
                                                    ------------   ------------

     Total liabilities                                 1,391,534      2,808,550
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES                                 --             --

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value,
  1,000,000 shares authorized;
    none issued                                               --             --
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 7,497,096 and 5,959,709 shares
    issued and outstanding, respectively                  74,971         59,597
  Additional paid-in capital                          11,823,592      5,297,424
  Stock subscriptions receivable                         (21,547)       (21,547)
  Accumulated deficit                                 (3,634,605)    (3,765,514)
                                                    ------------   ------------

     Total stockholders' equity                        8,242,411      1,569,960
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  9,633,945   $  4,378,510
                                                    ============   ============

    The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                    For the Nine Months          For the Three Months
                                                    Ended September 30,          Ended September 30,
                                                --------------------------    --------------------------
                                                   1998            1997           1998          1997
                                                -----------    -----------    -----------    -----------
REVENUES
  Commissions                                   $ 5,921,691    $ 4,820,022    $ 2,347,417    $ 1,819,830
  Ticket delivery and service fees                2,657,720      1,196,394      1,156,676        474,935
                                                -----------    -----------    -----------    -----------
     Total revenues                               8,579,411      6,016,416      3,504,093      2,294,765
                                                -----------    -----------    -----------    -----------

OPERATING EXPENSES
  Payroll, commissions and employee
    benefits                                      4,012,845      2,905,981      1,685,053      1,130,367
  Telephone                                       1,442,029        787,488        631,380        286,242
  Ticket delivery                                   808,808        523,789        361,259        195,863
  Advertising                                       236,852        178,180         82,493         71,136
  General and administrative                      2,006,041      1,605,833        564,730        495,669
                                                -----------    -----------    -----------    -----------
     Total operating expenses                     8,506,575      6,001,271      3,324,915      2,179,277
                                                -----------    -----------    -----------    -----------
EARNINGS BEFORE OTHER
  INCOME                                             72,836         15,145        179,178        115,488

OTHER INCOME (EXPENSE)
  Interest income                                    76,134          4,726         25,096             --
  Interest expense                                  (18,061)       (83,994)        (4,933)       (17,183)
                                                -----------    -----------    -----------    -----------

NET EARNINGS (LOSS)                             $   130,909    $   (64,123)   $   199,341    $    98,305
                                                ===========    ===========    ===========    ===========
NET EARNINGS (LOSS) PER
  COMMON SHARE - BASIC                          $       .02    $      (.01)   $       .03    $       .02
                                                ===========    ===========    ===========    ===========
               - DILUTED                        $       .02    $      (.01)   $       .03    $       .02
                                                ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING - BASIC                             7,451,035      5,956,859      7,497,096      5,959,709
                                                ===========    ===========    ===========    ===========
              - DILUTED                           7,834,070      5,956,859      7,942,043      6,199,709
                                                ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Common Stock
                                                   ------------
                                                                                          Additional      Stock
                                                                            Paid-in     Subscriptions    Retained
                                              Shares          Amount        Capital       Receivable      Deficit          Total
                                              ------          ------        -------       ----------      -------          -----
BALANCE, DECEMBER 31, 1996                   5,951,209   $     59,512   $  4,976,259   $    (32,296)   $ (3,503,009)   $  1,500,466
    Issuance of common stock in
     connection with debt
    issuance
     and services                                8,500             85         21,165             --              --          21,250
    Issuance of stock options to
     Directors                                      --             --        300,000             --              --         300,000
    Payment of stock
    subscription                                    --             --             --         10,749              --          10,749
    Net loss, year ended
     December 31, 1997
                                                    --             --             --             --        (262,505)       (262,505)
                                          ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997                   5,959,709         59,597      5,297,424        (21,547)     (3,765,514)      1,569,960
    Sales of common stock and
     warrants net of issuance
     expenses of $2,252,602                  1,350,000         13,500      4,872,024             --              --       4,885,524
    Joseph Stevens Group, Inc.
     Purchase                                  383,333          3,833      1,944,082             --              --       1,947,915
    Purchase and retirement of
     204,615 shares                           (204,615)        (2,046)      (405,954)            --              --        (408,000)
    Exercise of warrants                        58,200            582        363,168             --              --         363,750
    Shares exchanged in payment
     of receivables                            (49,531)          (495)      (247,152)            --              --        (247,647)
    Net earnings                                    --             --             --             --         130,909         130,909
                                          ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 1998                  7,497,096   $     74,971   $ 11,823,592   $    (21,547)   $ (3,634,605)   $  8,242,411
                                          ============   ============   ============   ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                    -----------------
                                                                                   1998            1997
                                                                               -----------    -----------
Increase (decrease) in cash and cash equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                          $   130,909    $   (64,123)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used
    in) operating activities:
      Depreciation and amortization                                                284,130        114,714
      Stock, options and warrants issued for expenses                                   --         21,250
      Prepaid rent amortization                                                         --          9,000
      Changes in operating assets and liabilities, net of effects of acquisition:
          Commissions receivable                                                  (328,827)      (320,306)
          Prepaids                                                                (137,883)            --
          Other assets                                                               2,713          5,347
          Related party receivables                                                     --        (43,636)
          Deferred rent liability                                                  (65,587)       108,369
          Accounts payable and accrued expenses                                 (1,139,290)       335,811
                                                                               -----------    -----------
               Net cash provided by (used in) operating activities              (1,253,835)       166,426
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment                                (188,037)       (46,703)
  Merger deposits and deferred acquisition costs                                        --       (120,999)
  Cash paid for acquisition                                                     (2,114,665)            --
                                                                               -----------    -----------
               Net cash used in investing activities                            (2,302,702)      (167,702)
CASH FLOW FROM FINANCING ACTIVITIES
  Deferred offering cost                                                                --       (558,658)
  Proceeds from borrowings, net                                                         --             --
  Principal payments on debt                                                      (282,139)            --
  Issuance of common stock                                                       6,657,847             --
  Purchase of common stock                                                        (408,000)            --
  Stock subscription collection                                                         --          8,749
                                                                               -----------    -----------
               Net cash provided by (used in) financing activities               5,967,708       (549,909)
                                                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                  2,411,171       (551,185)
CASH AT THE BEGINNING OF PERIOD                                                     18,710        588,960
                                                                               -----------    -----------
CASH AT THE END OF PERIOD                                                      $ 2,429,881    $    37,775
                                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
      Interest expense                                                         $    18,061    $    83,994
                                                                               ===========    ===========
NON-CASH FINANCING ACTIVITIES
  Common stock received for payment of related party receivables               $   247,647    $        --
                                                                               ===========    ===========

Non-case activities

During 1998, the Company acquired approximately $4.5 million in assets and assumed approximately $100,000 in liabilities in exchange for $2.1 million in cash, $400,000 of acquisition expenses and $1.9 million of common stock.

    The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of 800 Travel Systems, Inc. for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

                           SEPTEMBER 30, 1998 AND 1997

NOTE 3 - ACQUISITION

In January 1998, the Company acquired selected assets and selected liabilities of Joseph Stevens Group, Inc. in exchange for the issuance of 383,733 shares of its common stock, issuance of 250,000 warrants to purchase common stock and the payment of $1,578,000 purchase acquisition note. The following summarizes the transaction:

Purchase Price:
           Cash payment on note                                       $1,578,000
           Common stock                                                1,916,665
           Warrants                                                       31,250
           Cash payments                                                 536,665
           Acquisition expenses                                          345,315
           Capital lease assumed                                          70,000
                                                                      ----------
                                                                      $4,477,895
                                                                      ==========
Assets Acquired:
           Equipment                                                  $  340,000
           Trademarks                                                    200,000
           Goodwill, amortized over 25 years                           3,937,895
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

Prior to the January 1998 acquisition of selected assets and selected liabilities of Joseph Stevens Group, Inc., the Company entered into an Interim Operating Agreement pursuant to which the Company operated Joseph Stevens business for the account of the Company effective January 1, 1997. As a result, the statements of operations for the three and nine months ended September 30, 1997 and cash flows for the nine month period ended September 30,1997, include the operations of the Joseph Stevens Group, Inc. for the period January 1, 1997 to September 30, 1997. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to state fairly the information set forth therein. Operating results for the three and nine months ended September 30,1997 are not necessarily indicative of the results that would have occurred had they been a single entity during the period.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

NOTE 4 - NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income per share computations, as computed in accordance with FAS 128:

                                          Nine months ended           Three months ended
                                            September 30,                September 30,
                                         --------------------          -----------------
                                         1998            1997         1998         1997
       Net earnings (loss) -
         (numerator)                  $   130,909   $   (64,123)   $   199,341   $    98,305
                                      ===========   ===========    ===========   ===========
       Basic:
         Weighted average shares
           outstanding
           (denominator)                7,451,035     5,956,859      7,497,096     5,959,709
                                      ===========   ===========    ===========   ===========
         Net earnings (loss) per
           common share - basic       $       .02   $       .01    $       .03   $       .02
                                      ===========   ===========    ===========   ===========
       Diluted:
         Weighted average shares
           outstanding                  7,451,035     5,956,859      7,497,096     5,959,709

         Effect of dilutive options       383,035            --        444,947       240,000
                                      -----------   -----------    -----------   -----------

         Adjusted weighted
           average shares
           (denominator)                7,834,070     5,956,859      7,942,043     6,199,709
                                      ===========   ===========    ===========   ===========
         Net earnings (loss) per
           common share - diluted     $       .02   $       .01    $       .03   $       .02
                                      ===========   ===========    ===========   ===========

All warrants outstanding are excluded from the calculation of adjusted weighted average shares, as they are anti-dilutive. Options for 460,000 shares of common stock are excluded from the adjusted weighted average shares for the nine months ended September 30, 1997, as they are anti-dilutive.

NOTE 5 - INCOME TAXES

Income taxes have not been provided on the earnings for the three months ended September 30, 1998 and the nine months ended September 30, 1998 due to the utilization of net operating loss carryovers that have not been previously recognized.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an agreement with an outside consultant to supervise the development of the Company's new interactive website. The total cost of such development is expected to be approximately $350,000. As of September 30, 1998, the Company has capitalized approximately $90,000 in software costs related to this project.

Item 2. Management 's Discussion and Analysis of Financial Condition and Results of Operations

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

      The Company's revenues are a function of the number and price of the tickets its sells and the percentage of the price of such tickets it retains as commissions and override commissions, as well as the service charge imposed on customers. Although the Company entered into its first override agreement in December 1995, it only began to achieve the volume necessary to benefit from these agreements in the third quarter of 1996. The Company entered into an agreement with a consolidator that sells tickets on TWA at a discount (the "TWA Discounter") on March 1, 1996. As a result of its override agreements and its agreement with the TWA Discounter, the Company is able to charge its customers a $10 or $20 service charge, depending on the price of the ticket, while still offering low priced tickets. The Company only began to impose this service charge in January 1997.

      The Company anticipates that as the volume of tickets sold increases and the proportion of tickets sold which are subject to an override agreement increases, the percentage of the price of the tickets sold retained by the Company will increase. The Company's operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers, including payroll, commissions and benefits; telephone; general and administrative expenses, including rent and computer maintenance fees; and, to date, interest, fees and expenses associated with the Company's financing activities. Set forth below for the periods indicated are the gross dollar amounts of reservations booked, revenues and revenues as a percentage of reservations, the gross dollar amount of expenses, expenses as a percentage of revenues, net loss as a percentage of revenues and changes therein for the nine and three month periods ended September 30, 1998 and 1997.

                              Nine                       Nine
                          Months Ended               Months Ended
                          Sept. 30, 1998       %     Sept. 30, 1997       %         Change          %
                          --------------      ---    --------------      ---        ------         ---
Gross Reservations ....   $ 59,234,429                $ 39,152,651               $ 20,081,778        51
Revenues
  (including override
   and service charges)      8,579,411         15*       6,016,416        14*       2,562,995        43*
OPERATING
  EXPENSES:
  Employee Costs ......      4,012,845         47**      2,905,981        48**      1,106,864        38**
  Telephone ...........      1,442,029         17          787,488        13          654,541        83

  Ticket Delivery .....        808,808          9          523,789         9          285,019        54
  Advertising .........        236,852          3          178,180         3           58,672        33
  General and
    Administrative ....      2,006,041         23        1,605,833        27          400,208        25
Total Operating
  Expenses ............      8,506,575         99        6,001,271       100        2,505,304        42
     Other Income (net)         58,073          1          (79,268)       --          137,341        --
Net Earnings (Loss) ...        130,909          2          (64,123)        1          195,032        --
                          ============        ===     ============       ===     ============     =====

----------
 * Revenues as a percentage of gross reservations.
** Expenses as a percentage of revenues.

                              Three                      Three
                           Months Ended               Months Ended
                           Sept. 30, 1998      %      Sept. 30, 1997      %         Change          %
                           --------------     ---     --------------     ---        ------         ---

Gross Reservations ....   $ 23,265,047                $ 15,576,009               $  7,689,038       50
Revenues
  (including override
   and service charges)      3,504,093         15*       2,294,765        15*       1,209,328       53*
OPERATING
  EXPENSES:
  Employee Costs ......      1,685,053         48**      1,130,367        49**        554,686       49**
  Telephone ...........        631,380         18          286,242        12          345,138      121
  Ticket Delivery .....        361,259         10          195,863         9          165,396       84
  Advertising .........         82,493          2           71,136         3           11,357       16
  General and
    Administrative ....        564,730         16          495,669        22           69,061       14
Total Operating
  Expenses ............      3,324,915         95        2,179,277        95        1,145,638       53
    Other Income (net)          20,163          1          (17,183)        --          37,346       --
Net Earnings (Loss) ...        199,341          6           98,305         4          101,036      103
                          ============        ===     ============       ===     ============      ===

----------
 * Revenues as a percentage of gross reservations.
** Expenses as a percentage of revenues.

Results of Operations

      In connection with the Stevens Merger, the Company and Stevens entered into an Interim Operating Agreement pursuant to which the Company operated Stevens' business for the account of the Company effective January 1, 1997 through the closing of the Stevens Merger. The numbers in the tables above and in the discussion below include the operations of Stevens.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Revenues for the nine months ended September 30, 1998 ("1998") increased 43% to $8,579,411 compared to $6,016,416 for the nine months ended September 30, 1997 ("1997"). The increased revenues reflect the 51% increase in gross reservations booked in 1998 ($59,234,429) as compared to 1997 ($39,152,651). The gross reservation increase and the resulting revenue increase is largely attributable to the increase in the volume of calls handled at the Company's reservation centers as a result of increases in the number of reservation agents and certain operating efficiencies. The Company employed approximately 200 reservations agents as of September 30, 1997 as compared to 119 reservation agents employed as of December 31, 1998. As a percentage of gross reservations, revenues decreased to 14.5% of gross reservations during 1998 from 15.4% of gross reservations during 1997. The decrease in revenues as a percentage of gross reservations reflects the industry-wide decrease to 8% from 10% generally paid by airlines to reservation agents.

      Operating expenses for 1998 increased 42% to $8,506,575 compared to $6,001,271 for 1997. The increase in operating expenses resulted primarily from an increase in the Company's payroll, commissions and employee benefits expenses, which increased 38% to $4,012,845 in 1998 from $2,905,981 in 1997. The increase in payroll expenses reflects the absorption of the employees of Stevens as well as the increase in the number of reservation agents which occurred at both reservation centers. In addition, consistent with the increase in the volume of tickets sold by the Company, the Company also recorded increases in its telephone and ticket delivery expenses. Also contributing to the increase in operating expenses was an increase in the Company's advertising expense of 33% to $236,852 in 1998 from $178,180 in 1997 as the Company increased the number of yellow page directories in which it advertises and absorbed the cost of advertising its and Stevens' toll free numbers. The Company's general and administrative costs increased 25% to $2,006,041 in 1998 compared to $1,605,833 in 1997. Despite the increase in general and administrative expenses over the two periods, general and administrative expenses decreased as a percentage of revenues to 23% in 1998 as compared to 27% in 1997. The increase in the foregoing operating expenses was offset, in part, by an increase in interest and other income, on a net basis to $58,073 in 1998, from a net expense of ($79,268) in 1997.

      During the first three quarters of 1998 the Company's operating income was $72,836, slightly improved over the Company's operating income of $15,145 in the first three quarters of 1997. This improvement reflects the substantial increase in revenues, offset by the net changes in operating expenses outlined above.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Revenues for the three months ended September 30, 1998 ("Third Quarter '98") increased 53% to $3,504,093 compared to $2,294,765 for the three months ended September 30, 1997 ("Third Quarter '97"). The increased revenues reflect the 50% increase in gross reservations booked in Third Quarter '98 ($23,265,047) as compared to Third Quarter '97 ($15,576,009). The gross reservation increase and the resulting revenue increase is largely attributable to the increase in the volume of calls handled at the

Company's reservation centers as a result of increases in the number of reservation agents and certain operating efficiencies. As a percentage of gross reservations, revenues increased to 15.1% of gross reservations during Third Quarter '98 from 14.7% of gross reservations during Third Quarter '97. The increase in revenues as a percentage of gross reservations reflects the Company's ability to increase its revenues through overrides and service fees charged to customers offset , in part, by the loss of revenues resulting from the drop in basic commission rates from 10% to 8%.

      Operating expenses for Third Quarter '98 increased 53% to $3,324,915 compared to $2,179,277 for Third Quarter '97. The increase in operating expenses resulted primarily from an increase in the Company's payroll, commissions and employee benefits expenses, which increased 49% to $1,685,053 in Third Quarter '98 from $1,130,367 in Third Quarter '97. The increase in payroll expenses reflects the absorption of the employees of Stevens as well as the increase in the number of reservation agents which occurred at both reservation centers. Consistent with the increase in the volume of tickets sold by the Company, the Company also recorded increases in its telephone and ticket delivery expenses. Also contributing to the increase in operating expenses was an increase in the Company's advertising expense of 16% to $82,493 in Third Quarter '98 from $71,136 in Third Quarter '97 as the Company increased the number of yellow page directories in which it advertises. The Company's general and administrative costs increased 14% to $564,730 in Third Quarter 1998 compared to $495.669 in Third Quarter '97. Despite the increase in general and administrative expenses over the two periods, general and administrative expenses decreased as a percentage of revenues to 16% in Third Quarter '98 as compared to 22% in Third Quarter '97. The increase in the foregoing operating expenses was offset, in part, by an increase in interest and other income, on a net basis to $20,163 in Third Quarter '98, from a net expense of ($17,183) in Third Quarter '97.

      During Third Quarter '98 the Company's operating income was $179,178, an improvement over the $115,488 in operating income recorded in Third Quarter "97. The improvement in operating income reflects the substantial increase in revenues, offset by the net changes in operating expenses outlined above.

Liquidity and Capital Resources

      Prior to completion of its initial public offering in January 1998, the Company financed its operations from capital contributions, loans, and through services provided by certain vendors to be paid out of future revenues. In January 1998 the Company completed its initial public offering of its securities from which it derived net proceeds of $4,885,524. A portion of such proceeds was used to acquire the Joseph Stevens Group, Inc. and to satisfy liabilities accrued prior to completion of the offering.

      The Company used $1,253,855 in operating activities in the first nine months of 1998 as compared to $166,426 generated by operating activities in the first nine months of 1997. The use of cash in 1998 reflects the substantial reduction in the Company's accounts payable and accrued expenses and an increase in prepaid assets. 1998 capital expenditures were primarily for leasehold improvements, computers and other operating equipment purchased out of the initial public offering.

      During the third quarter of 1998 the Company generated in excess of $300,000 from operating activities. Further, the Company projects that if its revenues continue to grow as they did during the first nine months of 1998 it will continue to generate positive cash flow from operations, enabling it to preserve its working capital or apply it as it deems appropriate, as, for example, in completing the Company's electronic commerce initiative. For example, in March 1998 the Company used $558,000 to redeem 184,615 shares issued to JSG in connection with the Stevens Merger and to obtain the release of the Make-Whole Rights granted to JSG in the Merger Agreement.

YEAR 2000

      The Company is aware of the uncertainty surrounding the ability of computer systems to function properly with the coming of the year 2000 and related issues. Management has begun to assess and in the immediate future will complete its assessment of the functionality of the Company's computer systems. Upon completion of this assessment the Company will determine which of the Company's hardware and software systems should be upgraded or replaced.

      Much of the computer hardware and software used by the Company is provided by Sabre pursuant to its agreement with the Company. Sabre has begun the process of implementing upgrades to the software provided to the Company to ensure that no disruptions to the reservation system are encountered as a result of the onset of the Year 2000. The Company intends to continue to work with SABRE to ensure that the travel reservation systems operate properly beyond 1999.

                                     PART 2

                                OTHER INFORMATION

Item 6.    Exhibits, Lists and Reports on Form 8-K.

(a) Exhibits.

Exhibit                     Description
-------                     -----------

  27                        Financial Data Schedule

(b) Reports on Form 8-K.

    Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1998

                                      800 TRAVEL SYSTEMS, INC.
                                      (Registrant)


                                      By: /s/ Mark D. Mastrini
                                         --------------------------------
                                          Mark D. Mastrini, President and
                                            Chief Executive Officer