Form 10KSB
period 1998-12-31
800 TRAVEL SYSTEMS INC
filed 1999-03-31
CIK 1039208

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from                     to
                                   -------------------   --------------------

Commission file number 1-13271

                            800 TRAVEL SYSTEMS, INC.
                (Name of registrant as specified in its charter)

                  Delaware                                    59-3343338
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

              4802 Gunn Highway
               Tampa, Florida                                    33624
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

                               Title of Each Class
                               -------------------
                                      None

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_| Yes |X| No

      The revenues of registrant for the fiscal year ended December 31, 1998 were approximately $11,500,000.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 1999, was approximately $45,747,202 based upon a last sales price of $7.50.

      As of March 25, 1999, there were 7,597,096 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The documents incorporated by reference into this Form 10-KSB and the Parts hereof into which such documents are incorporated are listed below:

                     Document                                     Part

Those portions of the registrant's proxy                           III
statement for the registrant's 1999
Annual Meeting (the "Proxy Statement")
that are specifically incorporated by
reference into this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      800 Travel is a leading direct marketer of travel related services, focused primarily on providing air transportation reservation services. The Company provides low-priced airline tickets for domestic and international travel to its customers through its easy-to-remember, toll-free numbers "1-800-LOW-AIR-FARE" (1-800-569-2473), "1-800-FLY-4-LESS" (1-800-359-4537) and
"1-888-999-VUELA" (1-888-999-8835), and through its website on the World Wide Web (at www.lowairfare.com). The Company operates 7 days a week throughout the year out of its two reservation centers, one in Tampa, Florida and the other in San Diego, California. The Company's website was launched in late December 1998 and had over one million hits during its first full month of operation.

      The Company generates revenues principally from (i) commissions on air travel tickets, (ii) override commissions on air travel tickets the Company books on certain airlines, (iii) segment incentives under its contract with SABRE, (iv) co-op promotions with other suppliers of travel-related products and services, such as long-distance telephone companies, car rental companies and hotels, and (v) service fees that it charges its customers. The Company markets its services primarily by advertising in Yellow Pages throughout the continental United States with populations whose general travel profiles are attractive to the Company.

      The Company's website utilizes the Interactive Reservation Internet System ("IRIS(TM)"). IRIS enables the Company's customers to reserve airline tickets on line with the real-time interactive assistance of the Company's trained travel agents. IRIS capitalizes on various technologies to provide a unique and easy means for the customers to find low airfares on the Internet. The Company's website affords its customers the convenience of the internet and the expertise of its reservation agents.

The Initial Public Offering; Stevens Merger

      In January 1998, the Company completed its initial public offering ("IPO") in which it sold 1,350,000 shares of Common Stock and 3,105,000 Warrants (including 405,000 Warrants under the underwriters over-allotment option). The gross proceeds of the IPO were approximately $7,138,000.

      Simultaneously with the IPO, the Company completed the acquisition of the Joseph Stevens Group, Inc. ("Stevens"). Stevens' 50 reservation agents provided airline tickets for domestic and international travel to consumers through its "1-800-FLY-4-LESS" (1-800-359-4537) toll-free number.

      In consideration for all of the outstanding capital stock of Stevens, pursuant to the Merger Agreement among the Company, Stevens and the Joseph Stevens Group, LLC ("JSG"), the sole shareholder of Stevens, the Company issued to JSG (i) 383,333 shares of Common Stock, (ii) 250,000 Warrants identical to those sold in the IPO and (iii) a promissory note in the amount of approximately $1.6 million, which was subsequently repaid. In addition the Company agreed that if on the second anniversary of the closing of the IPO the value of the portion of the 383,333 shares issued to JSG then held by JSG, together with the value of any consideration received for shares no longer held by JSG, was less then $2,571,429, the Company would issue to JSG such number of shares of the Company's Common Stock, based upon its then bid price, to make up the deficiency (the "Make-Whole Rights").

      Subsequent to completion of the Stevens Merger, the Company entered into an agreement with JSG whereby JSG forfeited its Make-Whole Rights and returned 184,615 shares of Common Stock to the Company for $558,000. In addition, the Company concurrently agreed to close on the purchase of certain equipment located in Stevens' office and assume certain equipment leases for an additional $240,000.

Operating Strategy

      The Company's operating strategy is to (i) strive to provide its customers with the lowest-priced airfare available for a particular travel route at the time of reservation on those airlines whose tickets the Company sells, (ii) focus on consumer air travel, which the Company believes is the most profitable segment of the air travel agency industry, (iii) provide convenient, quick service to its customers, (iv) maintain low operating costs by utilizing only two operating facilities, (v) use state-of-the-art technology to maximize operating efficiencies, (vi) constantly review and update its relationships with major airlines and SABRE to obtain favorable commission structures, and (vii) provide incentives to its sales force through a performance-based compensation structure. The Company believes that this strategy distinguishes it from most travel agencies in the United States, and that significant internal growth opportunities exist as customers' demand for low-price air travel remains unsatisfied through traditional sources and technological developments in the area of information processing enable increasingly efficient global distribution of travel information.

      Low-Priced Airfare on Major Airlines

      The Company strives to provide its customers with the lowest-priced airfare available for a particular travel route at the time of the reservation on those airlines whose tickets the Company sells (which includes most major U.S. and international airlines), using the comprehensive ticket information available on its customized Turbo SABRE system. The Company's turbo SABRE system provides the operating reservation agent, within seconds of a request for a particular route, up to 900 ticket options ranked in order of price. The reservation agent can then offer ticket options in ascending order of price until the customer chooses a suitable carrier and departure time. In contrast, airlines typically quote only their own fares and often quote highest fares first to avoid selling the low-priced tickets. The Company's operating strategy is based on generating large sales volume rather than on high margins on individual tickets. The Company's customers generally have one objective -- lowest-priced airfares - and the Company's strategy allows it to satisfy its customers' demands for low airfares while obtaining higher commissions and additional incentives for higher volumes. The Company believes that its ability to provide low-priced airfare on the airlines whose tickets it sells provides a distinct competitive advantage in attracting and retaining customers.

      Until recently, the standard base commission rate paid by most airlines was 10%, subject to a cap of $25 for one-way and $50 for roundtrip tickets. In addition to the base commission, the Company and certain other large-volume travel agents are sometimes paid "override" commissions as an incentive to direct traffic to a particular airline. In September 1997, most major airlines reduced to 8% from 10% the standard base commission paid to traditional travel agents, following previous reductions in the commissions paid to online travel services to 5% from 10%. The Company anticipates that this downward pressure on commission rates will continue, putting financial pressure on both traditional and online travel agencies.

      The Company sells tickets for a large number of major U.S. and international airlines. The Company is authorized to sell tickets on behalf of all major domestic airlines including Continental, United, Northwest, TWA, American, Alaska, Delta, Midway, Southwest, and U.S. Airways. The Company constantly monitors and periodically revisits its existing relationships with individual airlines, and attempts to establish new relationships with other airlines, as part of its general strategy of keeping abreast of market conditions and industry trends.

      Focus on Consumer Air Travel

      The Company believes that consumer air travel is the most profitable segment of the air travel industry, and that it can compete effectively in this segment because of its high technology, telemarketing approach to the consumer air travel business and the resulting efficiencies. The Company considers the consumer market to include any person who pays for his or her own travel expense, regardless of the purpose of the travel, as opposed to business travelers whose employers pay for their travel expenses. However, the

Company does sell to certain customers who purchase air travel for business purposes which is paid for by their employers.

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

      Convenient Service

      The Company believes that along with low prices, another significant factor in a customer's decision to purchase air travel is convenience of service. The Company believes that its service compares favorably to that of its competitors because (i) its reservation agents provide immediate and comprehensive information, and (ii) if purchased early enough, tickets are delivered the next day by overnight courier. The Company's telemarketing service, coupled with its delivery of tickets by next-day courier, eliminates the need for customers to visit a travel agency. The Company offers one source for the low-priced airfares from numerous carriers, thus eliminating the need for customers to call several air carriers or travel agents. In addition, the easy-to-remember "1-800-LOW-AIR-FARE" and "1-800-FLY-4-LESS" names and associated numbers, "1- 800-569-2473" and "1-800-359-4537" facilitate repeat calls from customers who may call on subsequent occasions from other locations where the area code may be different or where they may not have access to a Yellow Pages directory.

      Low Operating Costs

      The Company seeks to have the lowest margin of operating costs in the travel agency industry. The Company minimizes its operating costs by processing all reservations and purchases through two centralized facilities, rather than duplicating resources at numerous locations. Since customers generally do not physically visit the Company's reservation centers, the Company did not construct expensive locations like those of traditional travel agents. Similarly, the Company does not need to incur the expense of furnishing its reservation facilities to accommodate customers, but rather maintains functional reservation centers geared toward maximizing the number of reservation agents that can operate at any one time. The Company also minimizes its costs by basing its marketing strategy on advertising through Yellow Pages directories throughout the United States, which the Company believes is the most cost-effective method of advertising available. The Company contracts for its employees through a professional employee leasing organization. All of the Company's workers (other than management) are retained on an hourly basis through such services. The Company is responsible for training and supervising the job performance of worksite employees. The Company has determined that it is more economical to contract with employee providers than to directly employ hourly workers.

      State-of-the-Art Technology

      The Company uses state-of-the-art computer technology to access all major U.S. and international air carriers' routes and fares. Each of the Company's computer terminals is linked directly to the SABRE system. The Company has customized the Turbo SABRE system specifically for the Company's purposes. As a result, the Company's reservation agents have fewer procedures to master and therefore become proficient on the Company's reservation system quickly, thus incurring lower training expenses.

      Review and Update Relationships with Airlines

      The Company's management constantly reviews and updates its relationships with the major airlines and SABRE to obtain favorable commission structures. The Company believes that as a result of such efforts, the Company has been able to obtain commission structures that are more favorable than those obtained by travel agents generally.

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

Growth Strategy

      The Company has a three-point growth strategy:

      o Internal Growth.

      The Company's reservation centers are currently operating at less than maximum capacity because the Company can add additional reservation agents while maintaining the quality of its customer service and operating efficiencies. Consequently, the Company believes it can grow substantially over by adding additional personnel at its current facilities. The Company's Tampa and the San Diego facilities can accommodate a combined total of 1,560 reservation agents working in staggered shifts, or 520 working at any one time.

      o Marketing.

      The Company's marketing strategy focuses on advertising in Yellow Pages directories in the largest standard metropolitan areas ("SMA's"). The Company has advertisements of its toll-free numbers listed in directories reaching a majority of the U.S. population. To increase the demand for its services the Company will expand the number of Yellow Page directories in which it is listed. Thereafter, the Company anticipates increasing consumer awareness of its easy-to-use, low-priced airfare approach to travel reservations through select print and radio advertising campaigns.

      o Strategic Acquisitions; Additional Services.

      The Company believes that opportunities exist for it to expand its market share in the travel market and telemarketing industries through the acquisition of other travel companies with valuable customer lists and intellectual property, and in markets outside the travel arena by acquiring other call center operations. The Company expects that such acquisitions would involve the purchase of the relevant names, service marks and telephone numbers, as well as any logos and other identifying features associated with them. The Stevens Merger is an example of one such strategic acquisition. The Company may also seek to increase demand for its services by providing new services in addition to airline reservations. In evaluating potential new services the Company will consider the profit potential as well as the potential for increased volume.

Services

      The primary service the Company offers to customers who call its toll-free numbers or visit its website is a reservation service for domestic and international flights. The Company strives to provide its customers with the lowest-priced airfare available for a particular travel route at the time of the reservation. The Company's Turbo SABRE system is customized to provide to the reservation agent within seconds up to 900 ticket options, ranked in order of price. Once tickets are purchased, they are printed at the Company's Tampa reservation center and delivered by overnight courier to customers or made available at the airline's ticket counter as an "electronic ticket."

      The Company's reservation centers operate 16 hours a day, throughout the year. Each reservation agent operates a computer terminal that accesses the SABRE travel reservation and information system. The Company adjusts the number of reservation agents serving customers on an hourly basis. At the peak hours of 11:30 a.m. through 4:30 p.m., Eastern time, the Company has the most reservation agents working, yet is not able to answer all of the calls it receives.

      Repeat Customers

      The Company believes that repeat customers are key to its growth. The Company's "1-800-LOW- AIR-FARE" (1-800-569-2473) number has a rate of repeat customers (meaning customers who purchase at least one more ticket within a year) of approximately 40%, and the Company's "1-800-FLY-4-LESS" (1-800-359-4537) number has a repeat customer rate of approximately 50%. The Company believes that while customers are initially attracted by the low-priced airfares made available by the Company, they become repeat customers because of their satisfaction not only with the prices but also the convenience of being able to book their reservations on one relatively brief toll-free telephone call. The Company believes it can generate internal growth by obtaining an even larger portion of the travel business of its existing customers and consequently increasing its repeat customer business.

Operations

      The Company's operations generate revenues principally from (i) commissions on air travel tickets, (ii) override commissions on air travel tickets the Company books on certain airlines, (iii) segment incentives under its contract with SABRE, (iv) co-op promotions with other suppliers of travel-related products and services, such as long-distance telephone companies, car rental companies and hotels, and (v) service fees that it charges its customer.

      Standard Commissions

      In accordance with industry practice, the Company receives a commission of approximately 8% of the price of each ticket that it sells. Though most airlines pay online travel agencies base commissions of 5% or less, because of the manner in which the Company's website operates, it receives the same commission whether it services a customer online or over the phone. Most major U.S. airlines impose caps on such commissions of $25 dollars for one-way domestic tickets, $50 dollars for round-trip domestic tickets, $50 for one-way international tickets and $100 for round-trip international tickets. From time to time, major U.S. air carriers informally waive the commission cap for the Company and other large travel agencies. Such waivers generally apply to sales of tickets for travel on selected routes and are granted to provide an incentive to increase sales for those routes. In addition, the Company obtains higher commissions through the receipt of override commissions in excess of the standard 8% commission pursuant to agreements with most of the major U.S. airlines. Due to such override commissions and waivers of the commission cap and the

Company's strategy of selling tickets on airlines with which it has override commission arrangements, the Company often receives a commission above the commission cap.

      Override Commissions

      The Company has entered into agreements with certain airlines for the payment of override commissions above the standard industry commission rate. Under such agreements, additional commissions are generally awarded if the volume of ticket sales surpasses certain agreed upon thresholds based upon ticket sales. Override commissions are generally paid quarterly and, depending upon the specific agreement with the air carrier, may be paid directly by check from the air carrier to the Company, by means of net payments by the Company to the Airlines Reporting Corporation (the "ARC"), a corporation owned and established by the airlines to provide reporting, settlement and related services in connection with the sale of transportation by travel agencies in the U.S., with respect to amounts owed to the air carrier, or through ARC by means of a credit memo in favor of the Company.

      Segment Incentives under SABRE Contract

      The Company earns additional revenue in the form of a fee from SABRE for each segment of air travel that it sells. A segment of air travel is non-stop air travel between two destinations.

      Service Fee; Shipping and Handling

      The Company also charges customers a service fee per airline ticket sold. These fees are calculated into the cost of a ticket when quoted to the caller. Because of the Company's override commission structure, its quoted price for tickets (inclusive of the service charge) is generally lower than the lowest-priced published fare quoted by the airlines. The Company also earns a shipping and handling fee (net of expenses) for delivering tickets to its customers.

      Agreements with Consolidators

      The Company also sells air travel tickets offered by consolidators. Consolidators purchase large number of tickets directly from air carriers for resale to the public. When the Company sells such tickets, the reservation is generally not booked through SABRE or settled through ARC, and the Company is paid its commission directly from the consolidator. The Company has entered into an agreement with a consolidator that sells tickets on TWA at a discount (the "TWA Discounter") pursuant to which it (i) solicits customers to purchase tickets for air travel on TWA at discounted fares from the TWA Discounter and
(ii) solicits businesses to enter into agreements for the purchase of air travel on TWA from the TWA Discounter (the "TWA Agreement"). In 1998, the TWA Agreement was extended to January 31, 2003, and is terminable before such date on 15 days' prior written notice by either party. The Company receives a 15% commission on each air travel ticket solicited by the Company or pursuant to an agreement solicited by the Company. Air travel tickets sold by the Company pursuant to the TWA Agreement, unlike sales from most other consolidators, are booked through SABRE; however, the Company receives its commission directly from the TWA Discounter monthly. Although the TWA Discounter estimates that it will be able to continue to sell tickets on TWA through 2003, the expiration date of the TWA Agreement, there can be no assurance that the TWA Discounter will be able to do so. Also, there can be no assurance that the Company's TWA Agreement will not be terminated before or be extended beyond its scheduled expiration date.

Marketing

      The Company focuses its marketing efforts on placing advertisements listing its easy-to-remember names and toll-free telephone numbers in Yellow Pages directories. Given the broad distribution of Yellow Pages directories in metropolitan areas and other large markets, the Company's strategy is to place advertisements in directories of the largest SMA's, thereby reaching the greatest number of consumers with each advertisement. The Company has advertisements of its toll-free numbers listed in directories reaching a majority of the U.S. population. To increase demand for its services, the Company intends to expand the number of Yellow Page directories in which it advertises. Thereafter, the Company anticipates increasing consumer awareness of its easy-to-use, low-priced airfare approach to travel reservations through increased select print and radio advertising campaigns.

SABRE Technology

      Computerized global distribution systems are the principal means of air travel distribution in the United States and a growing means of air travel distribution internationally. These systems provide real-time access to data on airfares, availability and other travel information. Airfares are constantly changing, with as many as one million changes being made in a day. Given the complexity of the various global distribution systems, the Company believes that the typical consumer will only be well served if a reservation agent is involved in the transaction.

      The Company has chosen the SABRE system as its reservation system. A typical SABRE transaction -- consisting of an information request by a subscriber, a search in SABRE and a response to the subscriber -- is completed within seconds. SABRE's "one-stop shopping" capabilities permit the Company to locate, price, compare and purchase travel and travel-related products and services that best satisfy the traveler's requirements.

      General

      SABRE was developed in the 1960's. SABRE evolved from American Airlines' internal reservation system into a global distribution system when SABRE's content was expanded to include additional airlines and other travel providers. Other global distribution systems include Amadeus/System One (owned by Air France, Continental Airlines, Iberia and Lufthansa); Covia, (owned by United Airlines, British Airways, Swissair, KLM Royal Dutch and USAir, among others) and Worldspan (owned by Delta, Northwest and TWA). Each offers similar products and services.

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

      Turbo SABRE

      Because travel agencies have differing needs, based on, among other things, volume and location, the SABRE interface can be modified to meet the specific needs of different travel agents. Travel agents can choose SABRE interfaces that range from simple text-based systems to feature-laden graphical interfaces. The Company has taken advantage of these options by choosing the Turbo SABRE system, an advanced point-of-sale interface that allows for screen customization and reservations/sales process structuring but eliminates SABRE-specific commands, thereby reducing keystrokes and training requirements. Turbo SABRE also provides data not provided in the basic SABRE system, such as back office hosts and local area network (LAN) databases.

      The Company has added to its SABRE system a number of programs written and developed exclusively for the Company. These include programs that generate "pop-up" windows to supply frequently requested or used information, as well as programs to alert reservation agents, supervisors and customer service agents to errors frequently made by system operators. These customized features enhance the speed and efficiency of the Company's operations.

      SABRE Agreements

      In April 1996, the Company renewed the agreement pursuant to which it subscribes to the SABRE system at its Tampa headquarters for a five-year term. In November 1996, the Company also executed a five-year subscriber agreement pursuant to which it subscribes to the SABRE system at its San Diego reservation center. Under these agreements, SABRE provides the Company with the hardware, software, technical support and other services the Company needs to access SABRE in return for leasing fees. These fees are reduced by the "segment incentives." The Company is credited with for each flight segment it books (at both its Tampa and San Diego facilities) through the SABRE system. To the extent that the segment incentives earned by the Company exceed the fees payable by it to SABRE during each quarter, the Company receives such excess in cash.

Intellectual Property

      The Company markets its services in the United States under the names, "1-800-LOW-AIR-FARE," "1-800-FLY-4-LESS" and "1-888-999-VUELA."
"1-800-FLY-4-LESS" and "1-888-999 VUELA" together with their logos are federally registered service marks. The Company has filed an application to register the "1-800-LOW-AIR-FARE" name and logo as a federal service mark with the U.S. Patent and Trademark Office.

      On January 12, 1998, the Company received a letter from counsel for Travel 800, LLC, a wholly-owned subsidiary or Travel Services International, Inc. ("Travel"), (i) stating that the Company's use and advertisement of its "1-800 LOW-AIRFARE" mark and corresponding number is causing confusion among consumers and regulatory problems for Travel, (ii) claiming that Travel commenced use and promotion of its "1-800 LOW-FARE" mark and number prior to the Company's use and advertisement of its "1-800 LOW-AIRFARE" mark and number, and (iii) requesting that the Company cease and desist from continued use and advertisement of its "1-800 LOW-AIRFARE" mark and number. On or about April 27, 1998, Travel filed with the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (the "Board") a Notice of Opposition (the "Opposition") opposing the Company's application for registration of the "1-800 LOW-AIRFARE" mark.

      The Company has investigated the facts underlying Travel's letter and Opposition and, through its counsel, is mounting a vigorous defense of its rights to use and market the "1-800 LOW-AIRFARE" name and number. In response to Travel's letter and Opposition, the Company filed an answer in which it has sought to have the Board overrule the Opposition and permit the Company to register the "1-800 LOW-AIRFARE" mark. The parties are currently pursuing discovery concerning the contentions advanced in this proceeding. If the Company decides to abandon its "1-800 LOW-AIRFARE" mark and number, it will instead promote its "1-800 FLY-4-LESS" mark and number.

      The Company considers its service marks and the related telephone numbers to be valuable assets. There can be no assurance, however, that if others develop trademarks or telephone numbers similar to those of the Company or challenge the Company's use of its service marks, that the Company would be able to successfully defend its marks.

Competition

      The travel agency industry is intensely competitive. The Company competes with a variety of other providers of travel and travel-related products and services. Its principal competitors are (i) other telemarketing travel companies, (ii) traditional travel agencies, (iii) air carrier vendors, and (iv) various online services available on the Internet. The Company's competitors generally have access to the same technology the Company uses. See "-- SABRE Technology." Although distribution through travel agents continues to be the primary method of travel distribution, new channels of distributing directly to businesses and consumers through computer on-line services, the Internet and private networks are developing. In addition, individual consumers have access to versions of SABRE and other computerized distribution systems of electronic travel permitting consumer-direct travel distribution via personal computer, cable television and other media. The Company faces competition in these channels not only from its principal competitors but also from possible new entrants in the sale of travel products and services and from travel providers that distribute their products and services directly. Microsoft Expedia and Preview Travel are some of the leading providers of on-line travel reservations, and compete with directly with the Company. In addition, the Internet permits consumers to have direct access to travel providers, thereby by-passing both travel agents and global distribution systems such as SABRE. Some of the Company's competitors have significantly greater financial or marketing resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements than the Company.

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

      The travel agency industry has also been experiencing consolidation. The Company may experience increased competition in the future if this trend continues and its competitors combine to form larger companies. The Company may not be able to remain competitive with larger travel agencies in the future or maintain its size and industry position relative to its competitors.

      The Company believes that its ability to compete depends upon a number of factors, including price, reliability, name and toll-free number recognition and speed of price quotations and reservations. There can be no assurance that the Company will be able to continue to compete successfully with respect to these or other factors.

Employees

      As of March 25, 1999, the Company had approximately 300 full-time employees. All of the Company's reservation agents, supervisors and other worksite employees are provided through a professional employee leasing organization. The leasing organization is responsible for its employees' benefits. The Company provides all necessary training. The services agreement between the Company and the leasing organization may be terminated on 30 days' prior written notice.


ITEM 2. DESCRIPTION OF PROPERTY

      The Company's corporate headquarters are located at its 33,000 square foot reservation center in Tampa, Florida. The Company operates a second 9,200 square foot reservation center in San Diego, California. The Company leases these properties from unaffiliated third parties and believes that its existing facilities are adequate for its current needs. The Company currently pays approximately $15,600 per month for its Tampa headquarters and approximately $12,000 per month for its San Diego reservation center.

ITEM 3. LEGAL PROCEEDINGS

      The Company may be involved from time to time in routine litigation incidental to its business. However, the Company believes that it is not a party to any material pending litigation which is likely to have a significant negative impact on the business, income, assets or operation of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The Company's Common Stock and Warrants are traded in the NASDAQ SmallCap Market under the symbols IFLY and IFLYW, respectively and on the Boston Stock Exchange under the symbols IFL and IFLW, respectively. The following sets forth the high and low closing bid prices for the Common Stock and Warrants on the NASDAQ SmallCap Market for the periods indicated from January 21, 1998 to December 31, 1998 as reported by the National Association of Securities Dealers Automated Quotation System. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                            High          Low
                                                            ----          ---
COMMON STOCK

     1998:

     First quarter (from January 21, 1998)                  5 3/4      1 3/32

     Second quarter                                         9 1/4      2 11/32

     Third quarter                                          7 1/8      3 1/4

     Fourth quarter                                        16 1/16     3 1/2

     1999:

     First quarter (through March 25, 1999)                10 5/16     5

WARRANTS

     1998:

     First quarter (from January 21, 1998)                   23/32       3/16

     Second quarter                                         2 13/1       9/32

     Third quarter                                          2 1/16       15/16

     Fourth quarter                                        10            7/8

     1999:

     First quarter (through March 25, 1999)                 4 7/16     2 3/16

      On March 25, 1999, the closing bid prices of the Common Stock and the Warrants, as reported by NASDAQ, were $7.50 and $3.25 respectively. As of December 31, 1998, there were approximately 100 record owners of the Common Stock. The number of record holders does not reflect the number of beneficial owners of the Common Stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that as of March 25, 1999, there were approximately 4,000 beneficial holders of the Common Stock.

Dividends

      To date, the Company has neither declared nor paid any dividends on its Common Stock nor does the Company anticipate that such dividends will be paid in the foreseeable future. Rather, the Company intends to retain any earnings to finance the growth and development of its business. Any payment of cash dividends on its Common Stock in the future will be dependent, among other things, upon the Company's earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion and analysis of the results of operations of the Company for the years ended December 31, 1997 and 1998, and should be read in conjunction with the financial statements of the Company and related notes thereto included elsewhere herein.

Overview

      The Company operates as a direct marketer of travel related services, primarily providing air transportation reservation services for domestic and international travel to customers through its easy to remember, toll-free numbers and through its website. The Company was formed in November 1995 to acquire certain assets of and assume certain liabilities of 1-800-Low Airfare, Inc. (the "Predecessor Business"). The acquisition was consummated on December 1, 1995. To expand its operations, in November 1996 the Company entered into a Merger Agreement with Stevens and its sole shareholder, JSG. Pursuant to the Merger Agreement, simultaneously with the closing of the Company's IPO on January 21, 1998, Stevens was merged with and into the Company, with the Company as the surviving corporation.

      The Company's operating revenues presently consist, and for the immediate future will continue to consist, principally of (i) commissions on air travel tickets; (ii) override commissions on air travel tickets booked on certain airlines; (iii) segment incentives under the its contract with SABRE; (iv) co-op promotions with other suppliers of travel-related products and services, such as long-distance telephone companies, car rental companies and hotels; and
(v) service fees that it charge its customers.

      The Company's revenues are a function of the number and price of the tickets its sells and the percentage of the price of such tickets it retains as commissions and override commissions, as well as on the service charges imposed on customers. As a result of its override agreements and an agreement with the TWA Discounter, the Company is able to charge its customers a service charge while still offering low priced tickets. The Company only began to impose service charges in January 1997.

      The Company's operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers, including payroll, commissions and benefits; telephone; general and administrative expenses, including rent and computer maintenance fees; and interest, fees and expenses associated with the Company's financing activities. Set forth below for the periods indicated are the gross dollar amounts of reservations booked, revenues and revenues as a percentage of reservations, the gross dollar amount of expenses, expenses as a percentage of revenues and net loss as a percentage of revenues. The numbers in the following table for the year ended December 31, 1995, include the results of operations of the Predecessor Business.

                            Year Ended                 Year Ended                 Year Ended                 Year Ended
                           December 31,               December 31,               December 31,                December 31,
                               1995          %            1996           %          1997            %            1998          %
                           ------------   -------     ------------    ------     ------------    -------     ------------   ------
Gross Reservations         $ 11,256,516               $ 23,590,782               $ 53,846,000                $ 76,680,000
                           ============   =======     ============    ======     ============    =======     ============   ======
Revenues (including
override)(1)..............    1,224,908      10.9%       3,235,777      13.7%       8,321,916       15.5%      11,501,166     15.0%
                           ------------   -------     ------------    ------     ------------    -------     ------------   ------
OPERATING EXPENSES(2):
Employee Costs ...........    1,291,007     105.4%       2,490,770      77.0%       4,307,529       51.8%       5,421,019     47.1%
Telephone ................      407,396      33.3%         702,870      21.7%       1,250,888       15.0%       1,856,364     16.1%
Ticket Delivery ..........      156,694      12.8%         407,579      12.6%         771,249        9.3%       1,068,625      9.3%
Advertising ..............      333,957      27.3%         137,223       4.2%         293,036        3.5%         323,528      2.8%
General and
Administrative ...........    1,210,646      98.8%       1,768,058      54.6%       1,913,654       23.0%       2,609,034     22.7%
                           ------------   -------     ------------    ------     ------------    -------     ------------   ------
Total Expenses ...........    3,399,700     277.5%       5,506,500     170.2%       8,536,356      102.6%      11,278,570     98.1%
                           ------------   -------     ------------    ------     ------------    -------     ------------   ------
Other Income (Expense) ...     (129,133)     10.5%      (1,101,688)     34.0%         (48,065)       0.6%          79,270      0.7%
                           ------------   -------     ------------    ------     ------------    -------     ------------   ------
Net Earnings (Loss) ...... $ (2,303,925)    188.1%    $ (3,372,411)    104.2%    $   (262,505)       3.2%    $    301,866      2.6%
                           ============   =======     ============    ======     ============    =======     ============   ======


(1) Revenues as a percentage of gross reservations.
(2) Expenses as a percentage of revenues.

Results of Operations

      In connection with the Stevens Merger, the Company and Stevens entered into an Interim Operating Agreement pursuant to which the Company operated Stevens' business for the account of the Company effective January 1, 1997 through the closing of the Stevens Merger. The numbers in the table above and in the discussion below for the years ended December 31, 1997 and 1998, include the operations of Stevens.

Year Ended December 31, 1998 ("Fiscal '98") Compared to Year Ended December 31, 1997 ("Fiscal '97")

      Revenues for Fiscal '98 increased 38% to $11,501,166 compared to $8,321,916 for Fiscal '97. The increased revenues reflect the 42% increase in gross reservations of $76,680,000 booked in Fiscal '98 as compared to $53,846,000 booked in Fiscal '97. The increased gross reservations booked and increased revenues reflect the increase in the volume of calls handled at each of the Company's reservation centers as a result of increases in the number of reservation agents and certain operating efficiencies. Revenues as percentage of gross reservations decreased from 15.5% in Fiscal '97 to 15.0% in Fiscal '98 as a result of lower commissions paid and caps on commissions imposed by many airlines in Fiscal '98. This decrease was offset in part by the Company's override commission agreements with certain airlines and consolidators, which insulated the Company from the effects of the reduced commissions and caps, and by the service fees the Company charges its customers.

      Operating expenses for Fiscal '98 increased 32% to $11,278,570 compared to $8,536,356 for Fiscal '97. Despite the increase in operating expenses, operating expenses declined from 103% of revenues in Fiscal '97 to 98% of revenues in Fiscal '98. Operating expenses did not increase proportionate to the increase in revenues due to the fact that many expenses (office rent, utilities, management wages, etc.) remain relatively constant over a broad range of revenues. The increase in operating expenses resulted primarily from increases in the Company's payroll, commissions and employee benefits expenses; telephone and ticket delivery expenses; and general and administrative expenses. The Company's employee costs increased 26% to $5,421,019 in Fiscal '98 from $4,307,529 in Fiscal '97. This increase reflects the increase in the number of reservation agents, which were higher throughout Fiscal '98 as compared to the comparable period of Fiscal '97. Consistent with the increase in the volume of tickets sold by the Company, the Company recorded increases in its telephone and ticket delivery expenses. The Company's ticket delivery expenses increased 39% to $1,068,625 in Fiscal '98 as compared to $771,249 in Fiscal '97. The Company's telephone expenses increased 48% from Fiscal '97 as compared to Fiscal '98 reflecting the increase in the volume of the Company's business and the inefficiencies of its newer agents. These increases were not proportional with the increase in the Company's volume. The Company's general and administrative costs decreased slightly as a percentage of revenues, to 22.7% in Fiscal '98 compared to 23% in Fiscal '97. This decrease was achieved despite the costs (legal, accounting, printing and others) incurred as a result of the Company being a reporting company during Fiscal '98.

      During Fiscal '98 the Company generated a profit from operations of $222,596; which was supplemented by net interest income of $79,270, to yield a net profit of $301,866, as compared to Fiscal '97's operating loss and net loss of $214,440 and $262,505, respectively. The Company's ability to generate a profit during Fiscal '98 reflects the increase in the volume of its business as outlined above.

Liquidity and Capital Resources

      The Company used $1,074,905 in operating activities during Fiscal '98. The use of cash in Fiscal '98 reflects the Company's concerted effort to reduce certain liabilities which had been allowed to grow during Fiscal '97 when the Company applied its available cash to expenses in connection with its IPO.

      In Fiscal '98 the Company's capital expenditures were approximately $2,600,000, reflecting costs associated with the Stevens Acquisition, software development costs incurred in connection with its website, and leasehold and equipment expenditures, portions of which were related to the website.

      In January 1998, the Company completed its IPO, from which it derived net proceeds of approximately $2,993,000 after payments to Stevens in connection with the Stevens merger.

      At December 31, 1998, the Company had intangible assets of approximately $5,100,000, including goodwill of $4,762,864. The amount carried on the Company's Financial Statements as Goodwill represents, primarily, the amounts paid or the value of the shares of Common Stock issued in connection with the acquisition of the assets of the Predecessor Business and the Stevens Merger, in excess of the net fair value of the assets acquired. The ability of the Company to realize the value of such Goodwill is a function of its ability to operate profitably the business conducted with the assets acquired. The Company periodically reviews the amount of Goodwill included in its Financial Statements to determine whether it is appropriate to write-down all or any portion of such amount. Any decision to write-down substantially the amount of Goodwill on the Company's Financial Statements would result in a charge against the Company's earnings.

Seasonality

      Based upon the results of its operations during 1998 and its knowledge of the travel industry, the Company anticipates its business may be affected by seasonality. Travel bookings typically are low in the first quarter, increase during the second quarter as consumers plan their vacations and typically decline in the fourth quarter. In response, the Company will vary the number of agents on staff at any time. During 1998, the Company was able to decrease the number of its reservation agents during the fourth quarter through attrition. There can be no assurance that the Company may not have to take pro-active steps to reduce its work force in response to seasonal fluctuations in the future. Notwithstanding the Company's efforts, the seasonality of the travel industry is likely to adversely impact the Company's business. Moreover, as a consequence of such seasonality and other factors, the Company's quarterly revenue and operating results will be difficult to forecast and period to period comparisons of results may not be material.

OTHER CONSIDERATIONS

      In addition to the other information in this Report, the following should be considered in evaluating the Company's business and prospects:

Limited Operating History; History of Losses; Future Operating Results. The Company has been operating for less than four years and during that time it has generated a significant accumulated operating loss. There can be no assurance that the Company can continue to operate profitably, particularly if it seeks to expand through acquisitions or the addition of new services. The Company only recently initiated its online operations and, accordingly, its prospects in this field must be considered in light of the difficulties encountered in any new business.

Future Capital Needs. The Company intends to seek to expand its business to increase sales volume. There can be no assurance that the Company's revenues will increase or even continue at their current levels. If the Company were to choose to expend significant resources to expand its operations, it is possible that it would incur losses and negative cash flow. In such event it is likely the Company would require additional capital. There is no assurance that such capital will be available or, if available, be on terms acceptable to the Company.

Unpredictability of Future Revenues; Fluctuations in Quarterly Results. As a result of the Company's limited operating history, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based on its operating plans and estimates of future revenues and are to a large extent fixed. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on the Company's business, operating results and financial condition. Further, if the Company should substantially increase its operating expenses to offer expanded services, to fund increased sales and marketing or to develop its technology and transaction-processing systems, and such expenses are not subsequently followed by increased revenues, the Company's operating results may deteriorate.

      The Company expects that it will experience seasonality in its business, reflecting seasonal fluctuations in the travel industry. Seasonality in the travel industry is likely to cause quarterly fluctuations in the Company's operating results and could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Relating to Airline Commissions. In 1997 the major airlines announced reductions in the commissions they will pay travel agents from approximately 10% to approximately 8%. The Company anticipates continued downward pressure on airline commission rates. Such future reductions, if any, could have a material adverse effect on the Company.

      The Company is able to offer its customers attractive airfares in large part due to the favorable override commission arrangements it has obtained for selling tickets on certain airlines. For example, the Company is able to offer attractive fares on TWA because of its override commission arrangement with a consolidator which sells tickets on TWA at a discount (the "TWA Discounter"). The override commission agreements with most airlines are on a year-to-year basis. If and when the TWA Discounter is no longer able to sell TWA tickets, or such agreement otherwise expires, or if the Company is unable to extend its current override commission arrangements with other carriers or enter into similar arrangements with similar carriers, the Company could lose its competitive advantages and its business could be materially adversely affected.

Risks Relating to the Airline Industry. Developments in the airline industry may result in a decrease in the price or number of tickets the Company sells. Concerns about passenger safety may result in a decrease in passenger air travel and a consequent decrease in the number of tickets the Company sells. There can be no assurance that any such developments will not occur or that the Company will not be adversely affected by any such decrease in the level of passenger air travel.

Risks of Year 2000 Non-Compliance. The economy in general, and the travel and transportation industry in particular, may be adversely affected by risks associated with the onset of the Year 2000. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates or systems that are operated by other parties (e.g., SABRE, members of the airline industry, utilities, telecommunications service providers, data providers, credit card transaction processors) with which the Company's systems interface, are not Year 2000 compliant in time. There can be no assurance that the systems of the Company or the systems of these other parties will continue to properly function and interface and will otherwise be Year 2000 compliant. Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. It is not clear whether the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

      The key systems integral to the operations of the Company's business are the SABRE computer reservation system and its telephone switching equipment. Because the Company books tickets in advance (in certain cases up to ten months in advance), the Company may experience Year 2000 problems as early as the first quarter of 1999. Representatives of SABRE have already implemented a project to ensure that the SABRE system is Year 2000 compliant during the first half of 1999. Representatives of SABRE have already begun to upgrade the systems at the Company's facilities and this work is substantially complete. The Company, together with its telephone equipment vendors, have already completed service intended to make sure its telephone switching equipment is Year 2000 compliant.

      The Company will continue to test its ancillary equipment and interface with its vendors to determine if they are Year 2000 compliant and, if not, to address any problems uncovered. The Company has substantially completed testing its systems and does not see a need for substantial future expenditures with respect to its systems.

      The expected costs and completion dates for the Year 2000 projected are forward looking statements based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. Actual results could differ materially from these estimates as a result of factors such as the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Contingency Plans.

      Given the inter dependence of the Company and certain third parties, for example SABRE, ARC and other members of the airline industry, the Company may be unable to maintain continuous operations if the systems of one or more of these parties is not Year 2000 compliant. To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third parties' systems to be Year 2000 Compliant. For example, the Company plans to have dedicated staff available at crucial dates to remedy unforeseen problems and may install defensive code to protect its real-time systems from improperly formatted date data supplied by third parties.

Dependence on SABRE System. The Company's ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon its contractual right to use, and the performance of the SABRE electronic travel reservation system. In April 1996, the Company entered into a five-year agreement with The SABRE Group, Inc. to lease the SABRE system in its Tampa headquarters and in November 1996, entered into a five-year agreement to lease the SABRE system in its San Diego reservation center. If the Company were to lose the contractual right to use the SABRE system through its inability to renew the agreements upon expiration thereof or through the Company's default under the agreements during the respective terms thereof, the Company would not be able to conduct operations until a replacement system was installed and became operational. Only a very limited number of companies provide reservation systems to the travel agency industry. There can be no assurance that a replacement system could be obtained or, if obtained, leased on favorable terms or installed in time to successfully continue operations.

      If the SABRE system were to cease functioning, the Company would not be able to conduct operations until a replacement system were installed and became operational. There can be no assurance that a replacement system could be obtained or, if obtained, installed in time to successfully continue operations. During any interruption in the operation of SABRE, the Company would lose revenues. Other travel agencies using other travel reservation systems would not be subject to such interruption of their operations, and the Company may lose market share to such competitors. Upon the interruption of the operation of the SABRE system, the Company could decide to commence operations with another travel reservation system. Such a change in reservation systems could incur substantial expenses for acquiring the right to use such system and retraining its reservation agents. In addition, any impairment of the SABRE system which does not cause it to cease operations could, nevertheless, adversely affect the quality of the Company's services, resulting in lost revenues or market share and could require the Company to subscribe to a different travel reservation system.

Dependence Upon Key Personnel. The success of the Company is substantially dependent upon the continuing services of Mark D. Mastrini, as well as other key personnel. While the Company has employed a number of executives with industry experience, the loss of Mr. Mastrini or other significant members of management could have a material adverse effect on the Company's business, financial condition and results of operations.

Shares Eligible for Future Sale. The Company has 7,597,096 shares of Common Stock outstanding, without giving effect to an additional 4,501,156 shares issuable upon exercise of options and warrants currently outstanding. Of the currently outstanding shares, 2,821,966 are subject to "lock-up" agreements which have prevented them from being offered on the open market. The lock-up agreements with respect to 350,000 shares expires in July 1999 and the lock-up agreements with respect to 2,471,966 shares expires in January 2000.

      The Company is unable to predict the effect, if any, that future sales of Common Stock (or the potential for such sales), whether those currently subject to lock-up agreements or otherwise, may have on the market price of the Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock in the public market could impair the Company's ability to raise capital through an offering of securities and may adversely affect the market price of the Common Stock.

Necessity to Maintain Current Prospectus and Registration Statement. The Company must maintain an effective registration statement on file with the Commission before the holder of any of the Warrants sold in its IPO may be redeemed or exercised. It is possible that the Company may be unable to cause a registration statement covering the Common Stock underlying the Warrants to be effective. It is also possible that the Warrants could be acquired by persons residing in states where the Company is unable to qualify the Common Stock underlying the Warrants for sale. In either event, the Warrants may expire, unexercised, which would result in the holders losing all the value of the Warrants.

State Blue Sky Registration Required to Exercise Warrants. Holders of the Warrants have the right to exercise the Warrants only if the underlying shares of Common Stock are qualified, registered or exempt from registration under applicable securities laws of the states in which the various holders of the Warrants reside. The Company cannot issue shares of Common Stock to holders of the Warrants in states where such shares are not qualified, registered or exempt. The Company has qualified the Warrants for listing on the Boston Stock Exchange, which provides for blue sky registration in over 20 states.

Redeemable Warrants and Impact on Investors. The Warrants are subject to redemption by the Company in certain circumstances. The Company's exercise of this right would force a holder of a Warrant to exercise the Warrant and pay the exercise price at a time when it may be disadvantageous for the holder to do so, to sell the Warrant at the then current market price when the holder might otherwise wish to hold the Warrant for possible additional appreciation, or to accept the redemption price, which is likely to be substantially less than the market value of the Warrant in the event of a call for redemption. Holders who do not exercise their Warrants prior to redemption by the Company will forfeit their right to purchase the shares of Common Stock underlying the Warrants. The foregoing notwithstanding, the Company may not redeem the Warrants at any time that a current registration statement under the Securities Act covering the sale of the shares of Common Stock issuable upon exercise of the Warrants is not then in effect. See "Description of Securities--Warrants."

Forward-Looking Statements. This Report includes "forward looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. The actual results of the Company may differ significantly from the results discussed in such forward-looking statements. Certain factors that might cause such differences include, but are not limited to, the factors discussed in this "Risk Factors" section. The safe harbors contained in Section 27A of the Securities Act and Section 21E of the Securities Act, which apply to certain forward-looking statements, are not applicable to this Offering.

ITEM 7. FINANCIAL STATEMENTS.

      See Index to Financial Statements, Page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Incorporated by reference to the information in the Proxy Statement under the captions "Election of Directors" and Executive Officers and Key Personnel."

ITEM 10. EXECUTIVE COMPENSATION

      Incorporated by reference to the information in the Proxy Statement under the captions "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference to the information in the Proxy Statement under the captions "Voting Securities and Principal Securityholders."


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference to the information in the Proxy Statement under the captions "Election of Directors - Certain Transactions."


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit                            Description
-------                            -----------

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

2.9    -- Second Amendment dated 17, 1997 to the Merger Agreement (1)

2.10   -- Third Amendment dated October 29, 1997 to the Merger Agreement (1)

2.11   -- Fourth Amendment dated December 16, 1997 to the Merger Agreement (1)

3.1    -- Amended and Restated Certificate of Incorporation (1)

3.2    -- Amended and Restated Bylaws (1)

Exhibit                            Description
-------                            -----------

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

10.33 -- Agreement dated March 20, 1998 between the Company and Joseph Stevens Group, LLC (2)

Exhibit                                   Description
-------                                   -----------

10.34 -- Pledge Agreement dated March 22, 1998 between the Company, Joseph Stevens Group, LLC and Phillips Nizer Benjamin Krim & Ballon LLP (2)

10.35  -- 1998 Stock Option Plan (3)

27.1   -- Financial Data Schedule (4)

23.1   -- Consent of Grant Thornton LLP (4)

23.2   -- Consent of Killman Murrell & Company, P.C. (4)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 No. 333-28237.
(2) Incorporated by reference to the Company's Report on Form 8-K filed March 30, 1998.
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 filed December 15, 1998.
(4)   File herewith.
* Portions of this exhibit are the subject of a confidential treatment request.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999

                                    800 TRAVEL SYSTEMS, INC.
                                    (Registrant)

                                    By: /s/  Mark D. Mastrini
                                        ----------------------------------------
                                        Mark D. Mastrini, President, Chief
                                        Executive Officer and Chief Operating
                                        Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                           Title                                  Date
           ---------                           -----                                  ----

/s/ MARK D. MASTRINI         President, Chief Executive Officer and             March 31, 1999
----------------------       Chief Operating Officer and Director
    Mark D. Mastrini


/s/ JERROLD B. SENDROW       Vice President-- Finance,                          March 31, 1999
----------------------       Treasurer and Secretary
    Jerrold B. Sendrow       (principal accounting officer)


                             Director
----------------------                                                          March 31, 1999
    Michael Gaggi


/s/ GEORGE A. WARDE          Chairman of the Board                              March 31, 1999
-------------------
    George A. Warde


/s/ CARL A. BELLINI          Director                                           March 31, 1999
-------------------
    Carl A. Bellini


/s/ L. DOUGLAS BAILEY        Director                                           March 31, 1999
---------------------
   L. Douglas Bailey


                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART 1. FINANCIAL INFORMATION

      Item 1. Financial Statements                                   F-1 to F-24

                Reports of Independent Certified Public Accountants  F-1 to F-2

                      Balance Sheets                                        F-3

                      Statements of Operations                              F-5

                      Statement of Stockholders' Equity                     F-6

                      Statements of Cash Flows                              F-7

                      Notes to Financial Statements                         F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
800 Travel Systems, Inc.

We have audited the accompanying balance sheet of 800 Travel Systems, Inc. as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800 Travel Systems, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  GRANT THORNTON LLP

Tampa, Florida
March 5, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


800 Travel Systems, Inc.
Tampa, Florida

We have audited the accompanying balance sheets of 800 Travel Systems, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800 Travel Systems, Inc. at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Killman, Murrell & Company, P.C.

KILLMAN, MURRELL & COMPANY, P.C.

Certified Public Accountants

Dallas, Texas
February 28, 1998

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                            800 TRAVEL SYSTEMS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                          December 31,
                                                   -----------------------
                                                      1998         1997
                                                   ----------   ----------
CURRENT ASSETS

  Cash .........................................   $2,387,273   $   18,710
  Commissions receivable .......................      501,555      553,358
  Prepaids .....................................      166,547       16,617
                                                   ----------   ----------

     Total current assets ......................    3,055,375      588,685

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, net ......      815,225      340,563

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  ACQUIRED, net ................................    4,762,864    1,024,385
                                                   ----------   ----------

DEFERRED OFFERING COSTS ........................           --    1,408,573

OTHER ASSETS
  Trademarks, net ..............................      350,971      185,384
  Capitalized software .........................      397,194           --
  Related party receivables ....................        3,500      308,425
  Bonds, security deposits and other assets ....       51,771       37,824
  Merger deposits and deferred acquisition costs           --      416,671
  Prepaid expenses .............................      154,494       68,000
                                                   ----------   ----------

     Total other assets ........................      957,930    1,016,304
                                                   ----------   ----------

     TOTAL ASSETS ..............................   $9,591,394   $4,378,510
                                                   ==========   ==========

                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31,
                                                      ----------------------------
                                                          1998            1997
                                                      ------------    ------------
CURRENT LIABILITIES
  Note payable ....................................   $         --    $     50,000
  Current maturities of long-term debt ............         61,645         260,000
  Accounts payable ................................        354,892       1,830,652
  Accrued liabilities .............................        394,733         479,670
                                                      ------------    ------------
     Total current liabilities ....................        811,270       2,620,322

DEFERRED RENT .....................................         75,641         138,228

LONG-TERM DEBT - less current maturities ..........         24,818          50,000
                                                      ------------    ------------

     Total liabilities ............................        911,729       2,808,550
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES .....................             --              --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized; none issued .......................             --              --
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 7,597,096 and 5,959,709 shares
    issued and outstanding, respectively ..........         75,971          59,597
  Additional paid-in capital ......................     12,067,342       5,297,424
  Stock subscriptions receivable ..................             --         (21,547)
  Accumulated deficit .............................     (3,463,648)     (3,765,514)
                                                      ------------    ------------

     Total stockholders' equity ...................      8,679,665       1,569,960
                                                      ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $  9,591,394    $  4,378,510
                                                      ============    ============

    The accompanying notes are an integral part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
REVENUES
  Commissions ................................   $  7,879,163    $  6,537,146
  Ticket delivery and service fees ...........      3,622,003       1,784,770
                                                 ------------    ------------
     Total revenues ..........................     11,501,166       8,321,916

OPERATING EXPENSES
  Payroll, commissions and employee benefits .      5,421,019       4,307,529
  Telephone ..................................      1,856,364       1,250,888
  Ticket delivery ............................      1,068,625         771,249
  Advertising ................................        323,528         293,036
  General and administrative .................      2,609,034       1,913,654
                                                 ------------    ------------
     Total operating expenses ................     11,278,570       8,536,356
                                                 ------------    ------------

EARNINGS (LOSS) FROM OPERATIONS ..............        222,596        (214,440)

OTHER INCOME (EXPENSE)
  Interest income ............................         99,348           6,461
  Interest expense ...........................        (20,078)        (54,526)
                                                 ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES ..........        301,866        (262,505)

INCOME TAXES .................................             --              --
                                                 ------------    ------------

NET EARNINGS (LOSS) ..........................   $    301,866    $   (262,505)
                                                 ============    ============

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC .   $        .04    $       (.04)
                                                 ============    ============

NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED   $        .04    $       (.04)
                                                 ============    ============

WEIGHTED AVERAGE NUMBER COMMON SHARES
  OUTSTANDING - BASIC ........................      7,475,611       5,957,584
                                                 ============    ============

WEIGHTED AVERAGE NUMBER COMMON SHARES
  OUTSTANDING - DILUTED ......................      7,886,488       5,957,584
                                                 ============    ============

    The accompanying notes are an integral part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                Common Stock                             Additional        Stock
                                        ----------------------------       Paid-in     Subscriptions     Retained
                                           Shares           Amount         Capital      Receivable        Deficit         Total
                                        ------------    ------------    ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996 ..........      5,951,209    $     59,512    $  4,976,259   $    (32,296)   $ (3,503,009)   $  1,500,466
  Issuance of common stock in
    connection with debt issuance
    and services ....................          8,500              85          21,165             --              --          21,250
  Issuance of stock options to
    Directors .......................             --              --         300,000             --              --         300,000
  Payment of stock subscription .....             --              --              --         10,749              --          10,749
  Net loss ..........................             --              --              --             --        (262,505)
                                        ------------    ------------    ------------   ------------    ------------    ------------

BALANCE, DECEMBER 31, 1997 ..........      5,959,709          59,597       5,297,424        (21,547)     (3,765,514)      1,569,960
  Sales of common stock and
    warrants net of issuance expenses
    of $2,253,000 ...................      1,350,000          13,500       4,872,024             --              --       4,885,524
  Joseph Stevens Group, Inc. ........
    Acquisition .....................        383,333           3,833       1,944,082             --              --       1,947,915
  Purchase and retirement of shares .       (204,615)         (2,046)       (405,954)            --              --        (408,000)
  Shares exchanged and retired in payment
    of receivables ..................        (49,531)           (495)       (247,152)            --              --        (247,647)
  Payment of stock subscription .....             --              --              --         21,547              --          21,547
  Exercise of warrants ..............         58,200             582         363,168             --              --         363,750
  Exercise of stock options .........        100,000           1,000          99,000             --              --         100,000
  Issuance of options for services ..             --              --         144,750             --              --         144,750
  Net earnings ......................             --              --              --             --         301,866         301,866
                                        ------------    ------------    ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1998 ..........      7,597,096    $     75,971    $ 12,067,342             --    $ (3,463,648)   $  8,679,665
                                        ============    ============    ============   ============    ============    ============

    The accompanying notes are an integral part of this financial statement.

                            800 TRAVEL SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                          Year Ended December 31,
                                                        --------------------------
                                                            1998           1997
                                                        -----------    -----------
Increase (decrease) in cash and cash equivalents
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss) ...............................   $   301,866    $  (262,505)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization .................       387,803        129,411
      Stock options and warrants issued for expenses             --        321,250
      Changes in operating assets and liabilities,
       net of effects of acquisition:
          Commissions receivable ....................        51,803       (384,740)
          Prepaids and other assets .................      (193,093)      (194,055)
          Deferred rent .............................       (62,587)        41,507
          Accounts payable and accrued expenses .....    (1,560,697)     1,441,489
                                                        -----------    -----------
               Net cash provided by (used in)
                operating activities ................    (1,074,905)     1,092,357

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment ..      (284,891)       (46,703)
  Software development costs ........................      (252,444)            --
  Merger deposits and deferred acquisition costs ....            --       (317,330)

  Cash paid for acquisition .........................    (2,047,054)            --
                                                        -----------    -----------
               Net cash used in investing activities     (2,584,389)      (364,033)

CASH FLOW FROM FINANCING ACTIVITIES
  Deferred offering costs ...........................            --     (1,358,573)
  Proceeds from borrowings, net .....................            --         50,000
  Principal payments on debt ........................      (343,537)          (750)
  Issuance of common stock ..........................     6,294,097             --
  Purchase of common stock ..........................      (408,000)            --
  Proceeds from exercise of options and warrants ....       463,750             --
  Stock subscription collection .....................        21,547         10,749
                                                        -----------    -----------
               Net cash provided by (used in)
                financing activities ................     6,027,857     (1,298,574)
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH .....................     2,368,563       (570,250)

CASH AT THE BEGINNING OF PERIOD .....................        18,710        588,960
                                                        -----------    -----------

CASH AT THE END OF PERIOD ...........................   $ 2,387,273    $    18,710
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
      Interest expense ..............................   $    28,752    $    39,953
                                                        ===========    ===========

      Income taxes ..................................   $        --    $        --
                                                        ===========    ===========

     The accompanying notes are an integral part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

800 Travel Systems, Inc. (the "Company") is a telemarketing travel company that provides air transportation reservation services. The Company was formed in November 1995 to acquire certain of the assets and assume certain liabilities of 1-800-Low Airfare, Inc. (the Predecessor Business), which occurred December 1, 1995. On January 15, 1998, the Company acquired the stock of Joseph Stevens Group in a business combination accounted for as a purchase.

The Company strives to furnish the lowest airfare available at the time of reservation within the parameters provided by a customer.

The Company incorporated LAF Financial Services, Inc. ("LAF") on January 16, 1996, in the State of Delaware. At December 31, 1998, LAF had not issued any stock, has no assets and had conducted no business activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Leasehold Improvements and Equipment

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, five to ten years for both financial reporting purposes and tax purposes.

Excess of Cost Over Fair Value of Net Assets Acquired

The excess of cost over fair value of net assets acquired is amortized over a period of twenty-five (25) years. Accumulated amortization at December 31, 1998 and 1997 approximates $293,000 and $93,000, respectively.

Trademarks

The cost of the trademarks is being amortized using the straight-line method over their useful estimated lives of fifteen (15) years. Accumulated amortization at December 31, 1998 and 1997 approximates $64,000 and $30,000, respectively.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets

The Company periodically reviews the projected undiscounted cash flows for each business unit to determine whether or not there has been permanent impairment of its long-lived assets, and accrues expenses for the amounts, if any, determined to be permanently impaired. No impairment exists for the years presented.

Revenue Recognition

Commission revenues are recognized when travel services are ticketed. Ticket delivery and service fees are recognized when the services are performed.

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

      Accounts Receivable, Accounts Payable and Notes Payable: The carrying amounts reported in the balance sheet for accounts receivable, accounts payable and notes payable approximate their fair value due to their relatively short maturity.

      Long-Term Debt: The fair value of the Company's fixed-rate long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1998, the fair value of the Company's long-term debt approximated its carrying value.

Income Taxes

The Company records income tax expense using the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the company's assets and liabilities. An allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized.

Advertising

Advertising costs are charged to expense as incurred and for the periods ended December 31, 1998 and 1997, amounted to approximately $324,000 and $293,000, respectively.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Based Compensation

The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected only the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, which requires that companies not electing to account for stock based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted (see Note
11).

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

Earnings (Loss) Per Share

The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share.

New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes, is required. The adoption of SFAS No. 130 had no impact on the financial condition or results of operations of the Company.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. This Statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The Company has adopted SFAS No. 131 in 1998 with impact only to the Company's disclosure information and not its results of operations.

Effective for 1998, the Company adopted AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard states that costs to develop internal-use computer software during the application development stage as defined in SOP 98-1, should be capitalized. The adoption of this standard had no material effect on the Company's financial statements, as this was the initial year of the software project. Upon completion of a software project, the Company will amortize the software costs over four years.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current presentation.

NOTE 3 - INITIAL PUBLIC OFFERING

On January 15, 1998, the Company completed an initial public offering and sold 1,350,000 shares of its common stock (par share $.01) at a price of $5.00 per share and 3,105,000 redeemable common stock purchase warrants at a price of $.125 per warrant. The following summarizes this financial transaction:

      Proceeds:
        Common stock ..................................   $ 6,750,000
        Redeemable purchase warrants ..................       388,125
                                                          -----------
                                                            7,138,125

        Less underwriters' commission and expense (13%)      (927,956)
                                                          -----------
      Net proceeds to company .........................     6,210,169
        Less company's offering expenses ..............    (1,324,645)
                                                          -----------
      Net proceeds ....................................   $ 4,885,524
                                                          ===========

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 3 - INITIAL PUBLIC OFFERING - Continued

Each warrant entitles its holder to purchase one (1) share of the Company's common stock at a price of $6.25 per share during the five year period commencing on January 15, 1998. The warrants are redeemable by the Company for $0.05 per warrant on not less than thirty (30) nor more than sixty (60) days written notice if the closing price for the common stock for seven (7) trading days during a ten (10) day consecutive trading period ending not more than fifteen (15) days prior to the date that the note of redemption is mailed, equals or exceeds $10.00 per share.

NOTE 4 - BUSINESS COMBINATION

In November 1996, the Company entered into a merger agreement with the Joseph Stevens Group, Inc. ("Stevens"). The agreement calls for all of the capital stock of Stevens to be exchanged for shares of the Company's common stock and a note payable for $1,578,000 (subject to adjustment for assumed liabilities). The merger became effective on the effective date of the Company's initial public offering (January 15, 1998). The Company had made an escrow payment of $46,665 to the seller in connection with the anticipated merger.

Upon the effective date, the Company acquired selected assets and selected liabilities of Joseph Stevens Group, Inc. in exchange for the issuance of 383,333 shares of its common stock, 250,000 warrants to purchase common stock, and the payment of a $1,578,000 purchase acquisition note. The following summarizes the transaction:

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
                                                                    ----------
                                                                    $4,477,895
                                                                    ==========

If, on the second anniversary date of the public offering, the value of the Company's shares then held by the Selling Shareholder, together with the aggregate amount of cash and the fair market value of any assets or properties received by the Selling Shareholder in connection with the sale prior to the second anniversary of the closing date of all or any of the shares received in the merger, was less than $2,571,000, then the Company was required to issue to the Selling Shareholder additional shares of the Company.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 4 - BUSINESS COMBINATION - Continued

In March 1998, the Company entered into an agreement with the previous stockholders of Joseph Stevens Group, Inc. to purchase a telephone switch and certain other fixed assets and to release the Company from its guaranty of the future value of the Company's common stock issued to the principal stockholder of Joseph Stevens Group, Inc. for payments totaling $490,000. These have been included in the calculation of the purchase shown above. In connection with this agreement, the Company also redeemed 184,615 shares of common stock for $308,000.

As part of the merger agreement, the Company entered into an operating agreement with Stevens, whereby the Company assumed all operations of Stevens as of January 1, 1997, and assumed any economic gains or losses from these operating activities.

The statements of operations and cash flows for the year ended December 31, 1997, include the operations of the Joseph Stevens Group, Inc. for the period January 1, 1997 to December 31, 1997. For the year ended December 31, 1997, approximately 37% of commission revenues were applicable to Stevens' operations.

The following unaudited pro forma financial information assumes the purchase had occurred at the beginning of the respective period after the effect of certain pro forma adjustments to reflect amortization of goodwill and trademarks. The pro forma information is presented for informational purposes only and may not be indicative of actual results had the purchase occurred at the beginning of the respective period.

                                                               Year Ended
                                                              December 31,
                                                                  1997
                                                              ------------
                                                               (Unaudited)

      Revenues                                                $8,321,916
      Net loss                                                $ (433,354)
      Net loss per common share - basic                       $     (.07)
      Net loss per common share - diluted                     $     (.07)

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income per share computations, as computed in accordance with SFAS 128:

                                                        Year Ended December 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------   -----------
      Net earnings (loss) - (numerator) ............   $  301,866   $  (262,505)
                                                       ==========   ===========

      Basic:
        Weighted average shares outstanding
       (denominator) ...............................    7,475,611     5,957,584
                                                       ==========   ===========

        Net earnings (loss) per common share - basic   $      .04   $      (.04)
                                                       ==========   ===========

      Diluted:
        Weighted average shares outstanding ........    7,475,611     5,957,584
        Effect of dilutive options .................      410,877            --
                                                       ==========   ===========
        Adjusted weighted average shares
        (denominator) ..............................    7,886,488     5,957,584
                                                       ==========   ===========

        Net earnings (loss) per common share -
        diluted ....................................          .04          (.04)
                                                       ==========   ===========

All warrants outstanding are excluded from the calculation of diluted weighted average shares, as they are anti-dilutive. Options for 215,000 shares of common stock are excluded from the adjusted weighted average shares for the year ended December 31, 1998, as they are anti-dilutive. All options outstanding for 1997 are excluded from the 1997 calculation of diluted weighted average shares, as they are anti-dilutive.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 6 - LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment by major classification are as follows:

                                                          December 31,
                                                  --------------------------
                                                     1998           1997
                                                  -----------    -----------
      Leasehold improvements ..................   $   194,598    $   155,885
      Telephone equipment .....................       390,044        155,100
      Furniture and fixtures ..................       109,454         78,106
      Computer equipment ......................        27,028         14,858
      Office equipment ........................       358,178         46,718
                                                  -----------    -----------
                                                    1,079,302        450,667
        Less accumulated depreciation .........      (264,077)      (110,104)
                                                  -----------    -----------
      Leasehold improvements and equipment, net   $   815,225    $   340,563
                                                  ===========    ===========

Depreciation expense approximated $154,000 and $70,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 7 - NOTE PAYABLE AND LONG-TERM DEBT

On December 18, 1997, the Company borrowed $50,000 from an individual and executed a note agreement with the following terms:

      o     12% interest rate

      o     3% loan origination fee paid to noteholder

      o Due date is the earlier of (1) the closing of the Company's initial public offering or (2) June 1, 1998

      o     Unsecured

This note was paid with the proceeds of the initial public offering.

At December 31, 1998 and 1997, long-term debt was as follows:

                                                             December 31,
                                                         ---------------------
                                                              1998       1997
                                                         ---------   --------

      10% purchase money notes, due November 1998,
      unsecured .....................................   $      --   $ 60,000

      12% note payable, payable in monthly principal
      installments of $16,667 plus interest, due
      February 29, 1999, secured by a telephone system      33,333    250,000

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT - Continued

                                                             December 31,
                                                          ---------------------
                                                            1998        1997
                                                          --------    --------

       Capital lease,  payable in monthly  payments of
       $2,290 through November 2000                         53,130         --
                                                          --------    --------

                                                          $ 86,463    $310,000
                                                          ========    ========

Approximate maturities of long-term debt at December 31, 1998 are as follows:

       1999                                                            $61,645
       2000                                                             24,818
                                                                      --------
                                                                       $86,463
                                                                      ========

NOTE 8 - INCOME TAXES

Reconciliation of the federal statutory income tax rate of 34.0% to the effective income tax rate for the years ended December 31, is as follows:

                                                         1998      1997
                                                         -----     ----

Federal statutory income tax rate                         34.0%    (34.0)%
States taxes, net of federal                               3.6      (3.6)
Excess of cost over fair value of net assets acquired     19.3        --
Net operating losses not currently utilizable               --      38.3%
Net operating loss carryforward                          (59.9)       --
Other                                                      3.0       (.7)
                                                         -----     -----
                                                            --%       --%
                                                         =====     =====

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                 December 31,
                                           ----------------------
                                              1998         1997
                                           ---------    ---------
      Deferred tax assets:
        Net operating loss carryforward    $ 760,000    $ 811,000
        Accrued compensation ...........      45,000           --
                                           ----------------------
                                             805,000      811,000

      Deferred tax liabilities:
        Software developement costs.....     (93,000)          --
                                           ----------------------
                                             712,000      811,000
      Less: valuation allowance.........    (712,000)    (811,000)
                                           ----------------------
                                           $      --    $      --
                                           ======================

At December 31, 1998 and 1997, the Company has a tax net operating loss carryforward of approximately $2,000,000 and $2,386,000, respectively, to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2010. Realization of any portion of the deferred tax asset resulting from the Company's net operating loss carryforward is not considered more likely than not. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The minimum future office rental commitment for leases approximates the following:

       Year ending December 31,
             1999                                                   $  347,000
             2000                                                      366,000
             2001                                                      369,000
             2002                                                      385,000
             2003                                                      387,000
             Thereafter                                              1,328,000
                                                                    ----------
                                                                    $3,182,000
                                                                    ==========

Rent expense totaled approximately $361,000 and $229,000 for the years ended December 31, 1998 and 1997, respectively.

Phone Agreements

In September 1996, the Company entered into an agreement with its telephone service provider. Pursuant to the four-year agreement, the telephone service provider granted the Company a credit of $15,000 towards installation charges and an additional $180,000 for general charges in the fifth month following the initiation of service (subject to forfeiture in the event the Company discontinues service in the second year of the agreement) and was to grant the Company a credit of $180,000 for general charges in the seventeenth month following initiation of service. These credits were to be recognized as a reduction in telephone expense ratably over the four-year term of the agreement. The agreement required a minimum annual commitment to the telephone service provider of $1,680,000. This agreement was terminated in September 1998, before the receipt of the second $180,000 credit.

In September 1998, the Company entered into a new agreement with its telephone provider which provided an agreed upon rate for its services. This rate is based upon the Company reaching an annual minimum of $1,200,000 in charges for its long-distance services.

Letters of Credit

The Company has letters of credit totaling $35,000, which are collateralized by certain cash accounts of the Company at December 31, 1998.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 9 - COMMITMENTS AND CONTINGENCIES - Continued

Risks and Uncertainties

The Company is dependent on four airlines for approximately 83% of its revenues, and the Company's ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon the performance of the Sabre electronic travel reservation system.

Employment Agreements

The Company entered into employment agreements with three (3) executive employees, which include the following contract provisions:

      o     Aggregate initial base compensation of $252,000

      o Annual pay raises of five percent (5%) of base compensation plus the annual increase in the consumer price index on each of October 1, 1998 and 1999

      o     Agreements terminate September 30, 2000

      o Each employee agrees not to compete with the business of the Company for a period of ninety (90) days following termination of their employment with the Company

      o Options to purchase 87,500 shares of the Company's common stock at a price of $5.00 per share

      o     Registered warrants to purchase 25,000 shares of Company stock

As a further inducement to sign the above mentioned employment agreement, the President of the Company will be issued 50,000 shares of the Company's common stock in January 2000 (the second anniversary of the execution of his employment agreement). The market value of the shares to be issued was $5.00, with the aggregated value of $250,000 amortized as a charge against operations ratably over two (2) years. During 1998, the Company recognized $120,000 of compensation expense for this grant.

Consulting Agreement

The Company has entered into an agreement with an outside consultant to supervise the development of the Company's new interactive website. The total cost of such development is expected to be approximately $550,000. As of December 31, 1998, the Company has capitalized approximately $397,000 in software costs related to this project. $144,750 of this amount represents the fair value of options granted to the consultant.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 9 - COMMITMENTS AND CONTINGENCIES - Continued

Litigation

The Company is engaged in various lawsuits in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.

Year 2000

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Stock

The Board of Directors is authorized, without any action of the stockholders, to provide for the issuance of one or more series of Preferred Stock and to fix the designations, preferences, participations, optional and other rights, qualifications, limitations and restrictions thereof including, without limitation, the dividend rate, voting rights, conversion rights, redemption price and liquidation preference per series of Preferred Stock. Any series of Preferred Stock so issued may rank senior to Common Stock with respect to the payment of dividends or amounts to be distributed upon liquidation, dissolution or winding up. There are no agreements or understandings for the issuance of Preferred Stock, and the Board of Directors has no present intent to issue any Preferred Stock, although it may determine to do so in the future.

Common Stock

Subject to the rights of the holders of any Preferred Stock which may be outstanding, each holder of Common Stock on the applicable record date is entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor, and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment or providing for the payment of liabilities and the liquidation preference of any outstanding Preferred Stock. Each holder of Common Stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of stockholders, including the election of directors. Holders of Common Stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities. There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 10 - STOCKHOLDERS' EQUITY - Continued

Capital Transactions

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

During 1998, the Company received 49,531 shares of Common Stock as payment for $247,647 of receivables from related parties.

During 1998, the Company granted options to a consultant to purchase 225,000 shares of Common Stock at prices ranging from $3.00 to $10.00 per share. The fair value of these options is $144,750 and is included in the software development costs.

NOTE 11 - STOCK OPTIONS AND WARRANTS

In 1997, the Company adopted its 1997 Stock Option Plan (the "Stock Option Plan") under which 250,000 shares of common stock have been reserved for issuance upon exercise of stock options. The Stock Option Plan is designed as a means to attract, retain and motivate qualified and competent persons who are key to the Company, including employees, officers and directors, and those upon whose efforts and judgment the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons.

The Compensation Committee of the Board of Directors (the "Compensation Committee") administers and interprets the Stock Option Plan and is authorized to grant options thereunder to all eligible employees, officers and directors of the Company. The Stock Option Plan provides for the granting of both incentive stock options and nonqualified stock options. Options are granted under the Stock Option Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company, must have an exercise price of at least 110% of the fair market value of the common stock on the date of grant and a term of no more than five years.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 11 - STOCK OPTIONS AND WARRANTS - Continued

No incentive stock option may be transferred other than by will or the laws of descent and distribution, unless the Compensation Committee's prior written consent is obtained (which consent may be obtained at the time an option is granted) and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Exchange Act on nonqualified stock options. Each option may be exercisable during the optionee's lifetime only by the optionee, or in the case of a nonqualified stock option that has been transferred with the Compensation Committee's prior written consent, only by the transferee consented to by the Compensation Committee. Unless the Compensation Committee's prior written consent is obtained (which consent may be obtained at the time an Option is granted) and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Exchange Act, no shares of common stock acquired by an officer of the Company (as that term is defined under Rule 16b-3) or director, pursuant to the exercise of an option, may be transferred prior to the expiration of the six-month period following the date on which the option was granted.

The Stock Option Plan also authorizes the Company to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the prime rate of interest, and (iii) be secured by the shares of common stock purchased. The Board of Directors has the authority to amend or terminate the Stock Option Plan, provided that no such action may substantially impair any outstanding option without the written consent of the holder, and provided that certain amendments of the Stock Option Plan are subject to shareholder approval. Unless terminated sooner, the Stock Option Plan will continue in effect until all options granted thereunder have expired or been exercised, providing that no options may be granted after 10 years from the date the Board of Directors adopted the Stock Option Plan.

The following is a summary of all the stock option activity:

                                                         Weighted Average
                                              Stock       Exercise Price
                                             Options        Per Share
                                             -------     ----------------

      Outstanding as of December 31, 1996      300,000      $   1.00
        Granted .........................      387,500      $   3.46
        Expired or cancelled ............           --      $     --
                                            ----------

      Outstanding as of December 31, 1997      687,500      $   2.39
        Granted .........................      877,500      $   4.66
        Exercised .......................     (100,000)     $   1.00
        Expired or canceled .............     (150,000)     $   3.10
                                            ----------

      Outstanding as of December 31, 1998    1,315,000      $   3.94
                                            ==========

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 11 - STOCK OPTIONS AND WARRANTS - Continued

The weighted average fair value of options granted during 1998 on granted options whose exercise price exceeds the market price of the stock on the grant date is $.94. The weighted average fair value of options granted during 1998 on granted options whose exercise price is the market price of the stock on the grant date is $.96.

The weighted average fair value of options granted during 1997 on granted options whose exercise price equals the market price of the stock on the grant date is $.86. The weighted average fair value of options granted during 1997 on granted options whose exercise price is less than the market price of the stock on the grant date is $2.53.

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                           Weighted Average
                                              Remaining          Weighted
               Range of        Number       Contractual Life     Average
            Exercise Prices  Outstanding        (Years)       Exercise Price
            ---------------  -----------   -----------------  --------------
            Outstanding Shares
                 $1.00         200,000            8.00           $ 1.00
             $3.00 - $4.00     440,000            9.57           $ 3.15
             $5.00 - $5.50     650,000            9.87           $ 5.15
                  $10           25,000           10.00           $10.00
            Exercisable Shares
                 $1.00         200,000                           $ 1.00
             $3.00 - $4.00     400,000                           $ 3.16
             $5.00 - $5.50     391,250                           $ 5.00
                  $10               --                               --
                               -------
                               991,250                             3.78

            At December 31, 1997, the Company had 450,000 options exercisable at a weighted average exercise price of $1.67.

                            800 TRAVEL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

NOTE 11 - STOCK OPTIONS AND WARRANTS - Continued

At December 31, 1998, warrants to purchase 3,052,200 shares of common stock at an exercise price of $6.25 remain from the IPO. These warrants are redeemable by the Company for $.05 per warrant on not less that (30) nor more than (60) days written notice if the closing price for the common stock for seven (7) trading days during a ten (10) day consecutive trading period ending not more than fifteen (15) days prior to the date that the note of redemption is mailed, equals or exceeds $10.00 per share.

The following is a summary of all warrant activity:

                                                  Range of      Weighted Average
                                                 Per Share       Exercise Price
                                    Warrants   Exercise Price      Per Share
                                    --------   --------------   ----------------
     Outstanding at December 31,
     1996                                  --      $ --              $  --
       Granted                        375,000  $6.25 - $10.00         7.25
       Expired                             --        --                 --
                                   ----------

     Outstanding at December 31,
     1997                             375,000  $6.25 - $10.00        $7.25
       Granted                      3,510,000  $6.25 - $8.25          6.46
       Expired                             --        --                 --
       Exercised                      (58,200)     $6.25              6.25
                                   ----------

     Outstanding at December 31,
     1998                           3,826,800  $6.25 - $10.00        $6.37
                                   ==========

The weighted average fair value of warrants granted during 1998 and 1997 is $1.91 and $-0-, respectively.

The Company has adopted only the disclosure provisions of SFAS No. 123, as it relates to employee awards. APB No. 25 is applied in accounting for the Company's plans. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings and net earnings per common share, if the Company had elected to account for its plans consistent with the methodology prescribed by SFAS No. 123, are as follows:

                                                           1998          1997
                                                         ---------    ---------
      Net earnings (loss):
        As reported ..........................           $ 301,866    $(262,505)
        Pro forma ............................           $(355,090)   $(368,630)

      Net earnings (loss) per common share - basic:
        As reported ..........................           $     .04    $    (.04)
        Pro forma ............................           $    (.05)   $    (.06)

      Net earnings (loss) per common share - diluted:
        As reported ..........................           $     .04    $    (.04)
        Pro forma ............................           $    (.05)   $    (.06)

NOTE 12 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 1997, a stockholder was paid $114,800 for service fees and $296,109 for expenses.

Effective February 1998, the Company entered into a consulting agreement with a shareholder and director, whereby the Company pays a monthly fee of $5,000. During 1998, $55,000 was recorded as expense under this agreement.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 1997:

1) The Company issued 8,500 shares of common stock valued at $21,250 for services.

2) The Company issued stock options for the purchase of 150,000 shares of the common stock at a price of $3.00, which was $2.00 per share less than its fair value. The aggregate $300,000 was charged against operations in 1997.

For the year ended December 31, 1998:

1) The Company received common stock as payment for $247,647 of receivables from related parties.

2) The Company granted stock options with a fair value of $144,750 to a consultant who is developing software. These costs were capitalized with software.

3) The Company acquired assets with a fair value of approximately $4.5 million in exchange for approximately $2.1 million of cash, $2.0 million of common stock and warrants, and approximately $400,000 of acquisition costs paid in 1997.