Form 10KSB/A
period 1998-12-31
800 TRAVEL SYSTEMS INC
filed 1999-04-30
CIK 1039208

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

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

                  Not Applicable                                  None

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

      The executive officers and directors of the Company, and certain information concerning them, are as follows:

           Name                        Age              Position
------------------------               ---   -----------------------------------
Mark D. Mastrini...................... 35    President, Chief Executive Officer,
                                             Chief Operating Officer and
                                             Director
Jerrold B. Sendrow.................... 54    Chief Financial Officer, Vice
                                             President -- Finance, Treasurer and
                                             Secretary
Michael Gaggi......................... 36    Director
George A. Warde....................... 76    Chairman of the Board
Carl A. Bellini....................... 66    Director
L. Douglas Bailey..................... 57    Director
Biagio Bellizzi....................... 59    Vice President -- Marketing
Frank Zhao............................ 39    Vice President -- Controller

      Mr. Mark D. Mastrini has served as the Company's Chief Operating Officer since January 1996, President since January 1997 and Chief Executive Officer since April 1998. Before joining the Company, from October 1992 until October 1996, Mr. Mastrini was the founder and owner of One on One Consulting, a consulting firm in Pueblo, Colorado. From September 1992 until October 1994, Mr. Mastrini was owner of X-Press Printing, a printing business in Pueblo, Colorado. From October 1993 until December 1996, he was the owner and editor of Pueblo West Eagle Monthly Magazine. From May 1991 until June 1992, Mr. Mastrini was Vice President of Sales and Marketing at the Braniff Airlines in Dallas, Texas, an airline which subsequently filed for protection under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court in the Eastern District of New York in July 1992.

      Mr. Jerrold B. Sendrow has served as the Company's Chief Financial Officer, Vice President- Finance, Treasurer and Secretary since the incorporation of the Company in November 1995 and served as a director from inception until July 1997. From June 1994 through November 1995, Mr. Sendrow was employed by 1-800 Low-Air Fare, Inc., the Company's predecessor, in the same capacities. From March 1993 through June 1994, Mr. Sendrow was employed by MSW Columbia Travel Group, Inc. as vice president-finance. From December 1984 through March 1993, Mr. Sendrow was employed by Pisa Brothers, Inc. as controller. Mr. Sendrow has over 23 years experience in the travel industry.

      Mr. Michael A. Gaggi has served as a director of the Company since its incorporation as 800 Travel Systems, Inc. in November 1995, and was its Chairman until April 1998. Since January 1998, Mr. Gaggi has been providing services through 8607 Colonial Group, Inc., a financial consulting firm which he controls to privately- and publicly-held companies. Mr. Gaggi served as a senior vice president at Joseph Stevens & Company, Inc., an investment banking firm in New York City from 1994 until December 1997, when he resigned from such position. From 1993 until 1994, Mr. Gaggi was employed as a vice president by Barington Capital. Mr. Gaggi has been a principal director of Upscale Eyeglass Boutiques Myoptics since 1990. Joseph Stevens & Company, Inc. is not affiliated with or related to The Joseph Stevens Group, Inc., the travel agency acquired by the Company in January 1998, its sole stockholder, The Joseph Stevens Group, LLC or any of its equity members.

      Mr. George A. Warde has served as a director of the Company since October 1997, and as its Chairman since April 1998. Since 1992, he has served as a consultant to various businesses including Oaklawn Partners Ltd. (a consulting firm), Sener (a financial advisory firm in Madrid, Spain), Aircraft Braking Systems, Inc. (a manufacturer of aircraft braking systems), Ayres Corp. (an aircraft manufacturer), Airline Capital Holding Corp. (an investment holding company that invests in airline projects), America Trans Africa Airlines (an airline) and Rich Airways (an airline on whose board he is also serving as a director). From October 1994 until January 1995, he served as temporary president and chief executive officer of Private Jet Expeditions, an airline. From August 1995 until February 1996, he served as president and chief executive officer of Presidential Air, an airline. From 1988 until 1992, Mr. Warde was managing director of Foshing Airlines, an airline which services continental Asia. From 1983 until 1988, he served as vice chairman of Continental Airlines and as president of its Pacific Division. From 1981 until 1983, he served as president and chief executive officer of Continental Airlines, and as a member of its board of directors. From 1974 until 1981, Mr. Warde served as senior vice president and a board member of Airbus Industrie, an airplane manufacturer in Toulouse, France. From 1960 until 1974, he was president, chief executive officer and director of American Airlines Inc. From 1950 until 1960, Mr. Warde was a superintendent of maintenance for Pan American World Airways. From 1940 until 1950, he was director of overseas maintenance for American Airlines.

      Mr. Carl A. Bellini has served as a director of the Company since November 1997. Mr. Bellini is a director (since August 1994), chief operating officer (since October 1993), and executive vice president of marketing and stores (since August 1992) of Revco D.S., Inc., the nation's second largest drugstore chain which was sold to the CVS chain in May 1997. From 1989 until 1992, he was president and chief executive officer of Erol's, Inc., a video and electronics chain. Prior thereto, from 1987 until 1989, Mr. Bellini was executive vice president of stores for Revco. From 1980 until 1987, Mr. Bellini was associated in various capacities with The Sherwin-Williams Company, including as president and manager of the stores division and as group vice president in charge of the retail paint and Gray Drug Fair drug store divisions. From 1975 until 1980, Mr. Bellini served as senior vice president of operations, distribution and real estate of Family Dollar Store. From 1955 until 1975, Mr. Bellini was associated in a variety of operations and management positions with W.T. Grant, a retail variety chain. Mr. Bellini is on the board of directors of Sel-Lab Marketing, a cosmetics firm. He is also advisor to the boards of Manco, a privately-owned adhesives and tape company, Sensormatic, a New York Stock Exchange-listed manufacturer of security devices, and Farmacia Ahumada, a Chilean drugstore chain, and a consultant to Ratcher Press, a publisher of Chain Drug Review and Mass Marketing Review, which are industry publications.

      Mr. L. Douglas Bailey has served as a director of the Company since November 1997. In 1995, he founded Bailey & Associates, Inc., an international retail consulting firm providing information and assistance to consumer goods companies and retail stores, distribution centers and business properties. From 1993 until 1995, Mr. Bailey was president of Home Shopping Club, Inc., the flagship company of the Home Shopping Network. From 1972 until 1992, he was employed in various capacities with the Eckerd Drug Company, most recently as senior vice president of procurement. In 1980, Mr. Bailey and his wife founded Regent Properties, a company specializing in the development of commercial warehouse and office space. From 1969 until 1970, Mr. Bailey was the Florida general merchandise manager of Cunningham Drugs, a drugstore chain. From 1964 until 1968, Mr. Bailey was softlines merchandise manager of Sears, Roebuck & Co. Mr. Bailey is on the board of directors of Sel-Lab Marketing, a cosmetics firm, and Goodwill Industries-Suncoast, Inc., a private foundation. He also serves on the boards of the Pinellas (Florida) Industrial Council and the Florida Lung Association, and serves on the board of trustees or advisory boards of Ruth Eckerd Hall (a performing arts center), The Goodwill-

Suncoast Foundation, Inc. (a private foundation), the University of Florida Retail School and the University of Florida's Stavros Economic Center.

      Mr. Biagio Bellizzi has served as the Company's Vice President-Operations since its incorporation as 800 Travel Systems, Inc. in November 1995. From June 1995 through November 1995, Mr. Bellizzi was employed by 1-800 Low-Air Fare, Inc., the Company's predecessor, as vice president- operations. From 1991 through June 1995, Mr. Bellizzi was employed by Thomas Cook Travel, Inc. as Director-Leisure Marketing from 1993 until 1995 and as Director -- Retail Offices from 1991 to 1993. Mr. Bellizzi has over 30 years experience in the travel industry.

      Mr. Frank Zhao was appointed Vice President -- Controller of the Company in October 1997. Before joining the Company, Mr. Zhao a senior accountant at Toho Shipping (USA), a shipping company. From 1993 until 1995, Mr. Zhao was an associate auditor at Coopers and Lybrand in Washington, D.C. From 1986 until 1990, Mr. Zhao was finance manager of PDL Ltd., a trading and investment company in Hong Kong. From 1983 until 1986 he was a financial consultant at Beijing International Trust and Investment Corporation, an investment company in Beijing, China. Mr. Zhao is a certified public accountant.





Compliance with Section 16(a)

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of Common Stock of the Company (collectively, the "Reports"). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Messrs. Gaggi, Mastini, Sendrow and Bellini received options to purchase the Company's Common Stock in December 1998, and filed the Reports required as a result of such grants late. Mr. Guadagno purchased shares of the Company Common Stock in January 1998, and filed the Report required as a result of such purchase late.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

      The following Summary Compensation Table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to Mr. Mastrini, the Company's President, Chief Executive Officer and Chief Operating Officer during the years ended December 31, 1998, 1997 and

1996. Mr. Mastrini was the only employee of the Company whose compensation exceeded $100,000 during such years.

                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation                          Long Term Compensation
                                          --------------------------------------     ---------------------------------------------
                                                                                     Restricted      Securities           All
     Name and                                                       Other Annual       Stock         Underlying          Other
Principal Position                        Salary           Bonus    Compensation     Awards ($)     Options/SARS      Compensation
------------------                        ------           -----    ------------     ----------     ------------      ------------
Mark Mastrini
  President and Chief
  Operating Officer............  1996    $ 66,459           $0         $     0       $120,000(1)           0               $0
                                 1997    $125,205           $0         $ 8,333       $      0              0               $0
                                 1998    $176,357           $0         $     0       $      0        440,000(2)            $0

----------------------
(1)   Represents 100,000 shares of Common Stock, valued at $1.20 per share.

(2) Includes 25,000 warrants identical to the Warrants sold to the public in the IPO, all of which warrants Mr. Mastrini disposed of in April 1998.

Director Compensation

      The Company has a classified Board of Directors of five persons divided into three classes. Directors of each class are elected at the annual meeting of stockholders held in the year in which the term for such class expires and serves thereafter for three years. Directors who are employees of the Company receive no compensation, as such, for service as members of the Board. Directors who are not employees of the Company receive $2,000 per month. All directors are reimbursed for expenses incurred in connection with attendance at meetings.

      In addition, in April 1998, the Company and Mr. Gaggi entered into a Consulting Agreement effective February 1998 providing for a fee of $5,000 per month. As an additional incentive for his continued services, in December 1998, Mr. Gaggi was issued options to purchase 25,000 shares of Common Stock exercisable at a price of $5.50 per share.

      The Company issued options to purchase 100,000 shares, to each of Messrs. Warde, Bellini and Bailey in recognition of their agreements to serve as a Director of the Company. Of the options issued to each of Messrs. Warde, Bellini and Bailey, 50,000 are exercisable at $3.00 per share and 50,000 are exercisable at $3.10 per share.

      During 1996 and 1997 the Company paid personal expenses of certain directors aggregating approximately $250,000. In May 1998, Mr. Gaggi returned to the Company 24,765 shares of Common Stock in satisfaction of his outstanding obligation to the Company of $101,041.20, and Mr. Balsamo returned to the Company 24,766 shares of Common Stock in satisfaction of his outstanding obligation to the Company $146,614.72. See "Certain Relationships and
Related Transactions."

Employment Agreements

      The Company has entered into employment agreements with each of Messrs. Mastrini, Sendrow and Bellizzi. Each of the employment agreements of Mr. Mastrini and Mr. Sendrow terminates on May 31, 2001. Mr. Bellizzi's employment agreement terminates on September 30, 2000. Pursuant to their respective agreements each of Messrs. Mastrini, Sendrow and Bellizzi has agreed to devote his entire working time and attention to the business of the Company. In addition, each of these individuals has agreed not to compete with the business of the Company for a period of ninety days following the termination of his employment with the Company.

      Pursuant to his agreement, as amended, Mr. Mastrini is entitled to receive a base salary initially at the rate of $200,000 per year. The base salary is to increase by 5% plus the annual increase in the consumer price index on each of June 1, 1999 and 2000. In addition to his base salary, Mr. Mastrini is to receive medical and disability insurance comparable to that provided to the Company's executive employees and a car allowance of $500 per month. As additional compensation for his services, the Company agreed to issue an aggregate of 150,000 shares of Common Stock to Mr. Mastrini, including 100,000 shares issued upon execution of his employment agreement, of which 50,000 vested immediately and 50,000 are subjected to forfeiture in the event Mr. Mastrini is not in the employ of the Company 12 months after execution of the agreement, and 50,000 shares are to be issued to him on September 1, 1999 (assuming he is then employed by the Company).

      In addition to his shares, the Company issued to Mr. Mastrini options, exercisable at $5.00 per share, to purchase 50,000 shares of Common Stock, and upon completion of the Company's initial public offering ("IPO") in January 1998 issued to Mr. Mastrini registered warrants, identical to the Warrants offered in the IPO to purchase 25,000 shares of Common Stock. In April 1998, the Company restructured Mr. Mastrini's compensation package by (i) issuing options to purchase 40,000 shares of Common Stock exercisable at $3.00 per share, 33,333 shares which vest on September 30, 2000 and the remainder which vest on January 1, 2001, and (ii) redeeming from Mr. Mastrini 20,000 shares of Common Stock at $5.00 per share. In December 1998, the Company issued to Mr. Mastrini options to purchase 300,000 shares of Common Stock exercisable at $5.00 per share. In December 1998, the Company issued to Mr. Mastrini options to purchase 15,000 shares of Common Stock exercisable at $5.50 per share, half of which vest on May 23, 2000 and the remainder of which vest on November 23, 2000.

      In the event of death, all of his stock and options will vest immediately. In the event that Mr. Mastrini's employment is "constructively terminated" (as that term is defined in his employment agreement) all of his stock and options will vest immediately and he will be entitled to receive the compensation due under his employment agreement in one lump sum.

      Pursuant to his agreement Mr. Sendrow is entitled to receive a base salary initially at the rate of $86,500 per year. Mr. Sendrow's base salary increases by 5% plus the annual increase in the consumer price index on each of June 1, 1999 and 2000. In addition to his base salary Mr. Sendrow is to receive medical and disability insurance comparable to that provided to the Company's executive employees generally and a car allowance of $350 per month. At the time of the execution of his employment agreement, the Company had issued an aggregate of 100,000 shares of Common Stock to Mr. Sendrow. As additional consideration for his services, the Company issued options, exercisable at $5.00 per share, to purchase 25,000 shares of the Company's Common Stock.

      In September 1998, the Company issued to Mr. Sendrow options to purchase 25,000 shares of Common Stock exercisable at $5.00 per share. In December 1998, the Company issued to Mr. Sendrow options to purchase 10,000 shares of Common Stock exercisable at $5.50 per share, half of which vest on May 23, 2000 and the remainder of which vest on November 23, 2000.

      Pursuant to his agreement, Mr. Bellizzi is entitled to receive a base salary initially at the rate of $50,000 per year, subject to a discretionary increase based upon the Board of Directors review of his performance at the end of this year. Mr. Bellizzi's base salary increases by 5% plus the annual increase in the consumer price index on each of October 1, 1998 and 1999. In addition to his base salary, Mr. Bellizzi is to receive medical and disability insurance comparable to that provided to the Company's executive employees generally. At the time of the execution of his employment agreement, the Company had issued an aggregate of 50,000 shares of Common Stock to Mr. Bellizzi. As additional consideration for his services, the Company issued options, exercisable at $5.00 per share, to purchase 12,500 shares of the Company's Common Stock.

      In September 1998, the Company issued to Mr. Bellizzi options to purchase 2,000 shares of Common Stock exercisable at $5.00 per share. In December 1998, the Company issued to Mr. Bellizzi options to purchase 1,000 shares of Common Stock exercisable at $5.50 per share, half of which vest on May 23, 2000 and the remainder of which vest on November 23, 2000.

      In 1998, the Company entered into 2-year employment agreements with each of Ms. Constance Norris (Vice President - Operations) and Frank Zhao (Controller and Vice President - Finance), beginning June 1, 1998. Pursuant to their agreements Ms. Norris and Mr. Zhao are entitled to receive a base salary initially at the rate of $57,000 per year, increased by five percent plus the annual increase in the consumer price index on each of June 1, 1999 and 2000. In addition, Ms. Norris and Mr. Zhao are to receive medical and disability insurance comparable to that provided to the Company's employees.

      In September 1998, the Company issued to Ms. Norris and Mr. Zhao options to purchase 20,000 shares each of Common Stock exercisable at $5.00 per share. In December 1998, the Company issued to Ms.

Norris and Mr. Zhao options to purchase 7,000 shares each of Common Stock exercisable at $5.50 per share, half of which vest on May 23, 2000 and the remainder of which vest on November 23, 2000.

Consultant

      Lucien Bittar served as a consultant to the Company from January 1997 until March 1998 pursuant to an agreement which is scheduled to expire in January 2000 and which provides for a consulting fee of $6,000 per month. Since April 1998, Mr. Bittar has been on an unpaid leave of absence. At his option Mr. Bittar may return as a consultant to the Company on the same terms for the remainder of the original term of his consulting agreement. Mr. Bittar served as the Company's President and Chief Operating Officer and a director from its incorporation as 800 Travel Systems, Inc. in November 1995 until January 1997. Mr. Bittar served as the Vice-Chairman of the Board from April 1996 until February 1997. From August 1994 through November 1995, Mr. Bittar was president and a director of 1-800 Low-Air Fare, Inc., the Company's predecessor. Mr. Bittar founded Filigree, Inc., a travel consulting company, in May 1989 and served as its president and chief executive officer from that time until he joined 1-800 Low-Air Fare, Inc. in August 1994. Before 1989, Mr. Bittar was employed by Thomas Cook Travel, Inc. During that time he served as executive vice president responsible for all United States operations and a member of the Board of Directors. Mr. Bittar currently owns 175,000 shares of Common Stock.

Promoter

      Vito Balsamo, a former director of the Company, may be considered a promoter of the Company. Since December 1997, Mr. Balsamo has been Vice President of Investments at Lexington Capital Partners and Company Ltd. From 1994 until December 1997, Mr. Balsamo held the position of Senior Vice President of Joseph Stevens & Company, L.P., the investment banking firm with which Mr. Gaggi is affiliated. Before joining Joseph Stevens & Company Mr. Balsamo served as Vice President of Barington Capital (September 1993 -- 1994) and as account executive with Thomas James and Company (September 1992 -- September 1993).

Engagement of Employees and Others

      The Board of Directors has determined that the engagement of any individual, as an employee or otherwise, whose compensation is reasonably anticipated to exceed $50,000 per annum, inclusive of reimbursable expenses, will require approval of a majority of the Board.

Stock Option Plans

      Under the Company's 1997 Stock Option Plan (the "1997 Stock Option Plan"), 250,000 shares of Common Stock were reserved for issuance upon exercise of stock options. The 1997 Stock Option Plan is designed as a means to attract, retain and motivate qualified and competent persons who are key to the Company and its subsidiaries, including employees, officers and directors, and upon whose efforts and judgment the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons. For purposes of this discussion, the term director includes directors of the Company and directors of any of its subsidiaries.

      The Compensation Committee of the Board of Directors or, in the absence of the appointment of a Committee, the Board of Directors (collectively referred to herein as the "Compensation Committee") administers and interprets the 1997 Stock Option Plan and is authorized to grant options thereunder to all eligible employees, officers and directors of the Company. The 1997 Stock Option Plan provides for the granting of both incentive stock options and nonqualified stock options. Options are granted under the 1997 Stock Option Plan on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the Common Stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the fair market value of the Common Stock on the date of grant and a term of no more than five years.

      No incentive stock option, and unless the Compensation Committee's prior written consent is obtained (which consent may be obtained at the time an Option is granted) and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Exchange Act no nonqualified stock option, may be transferred other than by will or the laws of descent and distribution. Each option may be exercisable during the optionee's lifetime only by the optionee, or in the case of a nonqualified stock option that has been transferred with the Compensation Committee's prior written consent, only by the transferee consented to by the Compensation Committee. Unless the Compensation Committee's prior written consent is obtained (which consent may be obtained at the time an Option is granted) and the transaction does not violate the requirements of Rule 16b-3 promulgated under the Exchange Act, no shares of Common Stock acquired by an officer, as that term is defined under Rule 16b-3, of the Company or director pursuant to the exercise of an option may be transferred before the expiration of the six-month period following the date on which the option was granted.

      The 1997 Stock Option Plan also authorizes the Company to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the prime rate of interest, and (iii) be secured by the shares of Common Stock purchased. The Board of Directors has the authority to amend or terminate the 1997 Stock Option Plan, provided that no such action may substantially impair any outstanding option without the written consent of the holder, and provided further that certain amendments of the 1997 Stock Option Plan are subject to shareholder approval. Unless terminated sooner, the 1997 Stock Option Plan will continue in effect until all options granted thereunder have expired or been exercised, provided that no options may be granted after 10 years from the date the Board of Directors adopted the 1997 Stock Option Plan.

      As of December 31, 1998, the Company had outstanding options to purchase all 250,000 shares of Common Stock under the 1997 Stock Option Plan at a weighted average exercise price of $4.68 per share.

      In December 1998, the Board of Directors approved and adopted the Company's 1998 Stock Option Plan, identical to the 1997 Stock Option Plan, and under which the Company is authorized to issue 250,000 shares of Common Stock. As of December 31, 1998, the Company had outstanding options to purchase 190,000 shares of Common Stock under the 1998 Stock Option Plan, each at an exercise price of $5.50 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of April 13, 1999, the Company had outstanding and entitled to vote 7,597,096 shares of Common Stock, par value $.01 per share ("Common Stock"), and 3,319,800 Redeemable Common Stock Purchase Warrants ("Warrants"). In addition, the representative of the underwriters of the Company's initial public offering held warrants to purchase 135,00 shares of Common Stock and 270,000 warrants (substantially similar to Warrants), and the Company had issued an aggregate of 1,297,800 options, exercisable at various prices, to its directors, employees and consultants for services rendered to the Company.

      The following table sets forth information regarding the beneficial ownership of the Company's Common Stock by (a) each person who was known by the Company to beneficially own more than five percent of the Company's outstanding Common Stock, (b) each executive officer who owns beneficially any shares, and
(c) all directors and executive officers of the Company as a group.

                                                                                    Percentage
                                                   Number of Shares        of Common Stock Outstanding(2)
                                                     Beneficially        ----------------------------------
       Name and Address(1)                             Owned(1)          Before Offering     After Offering
------------------------------------              ------------------     ---------------     --------------
Michael Gaggi(3).............................            542,904               7.1%                5.0%
Pasquale Guadagno(4).........................            790,232              10.4%                7.2%
Mark D. Mastrini(5)..........................            430,000               5.6%                3.9%
Jerrold B. Sendrow(6)........................            137,500               1.8%                1.3%
Biagio Bellizzi(7)...........................             58,250               0.8%                0.5%
Mees Pierson (Bahamas) Ltd.(8)...............            492,000               6.5%                4.5%
George A. Warde(9)...........................             85,000               1.1%                0.8%
Carl A. Bellini(10)..........................            100,000               1.3%                0.9%
L. Douglas Bailey(10)........................            100,000               1.3%                0.9%
Joseph and Louise Modica(11).................            434,566               5.7%                4.0%
Officers and Directors as a Group(12)
  (7 persons)..............................            1,452,987              19.0%               13.3%

----------
*     Less than 1%

1. Unless otherwise indicated, the address of each of the beneficial owners identified is 4802 Gunn Highway, Suite 140, Tampa, Florida 33624.

2. Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.

3. Does not include 2,500 shares owned beneficially by Rose Gaggi, Mr. Gaggi's mother, as to which shares Mr. Gaggi disclaims beneficial ownership. Includes 335 shares issuable upon exercise of options which are immediately exercisable at $1.00 per share.

4. Includes 65,332 shares issuable upon exercise of options which are immediately exercisable at $1.00 per share.

5. Includes (i) 25,000 shares issuable upon exercise of options which are immediately exercisable at $5.00 per share, (ii) 25,000 shares issuable upon exercise of options which are exercisable as of January 21, 1999 at $5.00 per share, (iii) 50,000 shares issuable upon exercise of options which are immediately exercisable at $5.00 per share and (iv) 250,000 shares issuable upon exercise of options which are immediately exercisable at $5.00 per share.

6. Includes 37,500 shares issuable upon exercise of options which are immediately exercisable at $5.00 per share.

7. Includes 8,250 shares issuable upon exercise of options which are immediately exercisable at $5.00 per share.

8. Includes 67,000 shares purchasable upon exercise of options immediately exercisable at a price of $1.00 per share. The beneficial owners of the shares registered under this name are Clive Knowles and Sonia Gallanos.

9. Comprised of (i) 50,000 shares purchasable pursuant to options immediately exercisable at a price of $3.00 per share and (ii) 35,000 shares purchasable pursuant to options immediately exercisable at a price of $3.10 per share.

10. Comprised of (i) 50,000 shares purchasable pursuant to options immediately exercisable at a price of $3.00 per share and (ii) 50,000 shares purchasable pursuant to options immediately exercisable at a price of $3.10 per share.

11. The address of such persons is 157 Narrow North, Staten Island, New York 10305.

12. Includes 696,138 shares purchasable pursuant to the options referred to in footnotes 3, 5, 6, 7, 9 and 10.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1997, the Company agreed to issue 50,000 shares to Mr. Mastrini if he remains in the employ of the Company for a period of two years from the closing of the IPO. In addition, pursuant to the terms of his Employment Agreement, the Company granted to Mr. Mastrini options to purchase 50,000 shares of Common Stock, exercisable at $5.00 per share and warrants, identical to those offered under the IPO to purchase 25,000 shares (which warrants he sold in April 1998). The 50,000 shares to be granted to Mr. Mastrini are being treated as compensation and expensed over the two-year period during which they are deemed earned.

      In April 1998, the Company restructured Mr. Mastrini's compensation package by (i) issuing options to purchase 40,000 shares of Common Stock exercisable at $3.00 per share, 33,333 shares which vest on September 30, 2000 and the remainder which vest on January 1, 2001, and (ii) redeeming from Mr. Mastrini 20,000 shares of Common Stock at $5.00 per share.

      In December 1998, the Company issued to Mr. Mastrini options to purchase 300,000 shares of Common Stock exercisable at $5.00 per share. In December 1998, the Company issued to Mr. Mastrini options to purchase 15,000 shares of Common Stock exercisable at $5.50 per share, half of which vest on May 23, 2000 and the remainder of which vest on November 23, 2000.

      In 1997, the Company granted to Mr. Sendrow options to purchase 25,000 shares of Common Stock, exercisable at $5.00 per share. In September 1998, the Company issued to Mr. Sendrow options to purchase 25,000 shares of Common Stock exercisable at $5.00 per share. In December 1998, the Company issued to Mr. Sendrow options to purchase 10,000 shares of Common Stock exercisable at $5.50 per share, half of which vest on May 23, 2000 and the remainder of which vest on November 23, 2000.

      In 1997, the Company granted to Mr. Bellizzi options to purchase 12,500 shares of Common Stock, exercisable at $5.00 per share. In September 1998, the Company issued to Mr. Bellizzi options to purchase 2,000 shares of Common Stock exercisable at $5.00 per share. In December 1998, the Company issued to Mr. Bellizzi options to purchase 1,000 shares of Common Stock exercisable at $5.50 per share, half of which vest on May 23, 2000 and the remainder of which vest on November 23, 2000.

      In September 1998, the Company issued to Ms. Norris and Mr. Zhao options to purchase 20,000 shares each of Common Stock exercisable at $5.00 per share. In December 1998, the Company issued to Ms. Norris and Mr. Zhao options to purchase 7,000 shares each of Common Stock exercisable at $5.50 per share, half of which vest on May 23, 2000 and the remainder of which vest on November 23, 2000.

      In December 1997, the Company issued options to purchase 50,000 shares, exercisable at $3.00 per share, to each of Messrs. Warde, Bellini and Bailey in recognition of their agreements to serve as directors of the Company. The Company also agreed to issue in June 1998 additional options to purchase 50,000 shares, exercisable at $3.00 per share. In May of 1998, Messrs. Warde, Bellini and Bailey agreed to forego receipt of the options to be issued in June 1998, accepting in exchange options to purchase 50,00 shares of Common Stock at $3.10 per share.

      In December 1998, the Company issued to Mr. Michael Gaggi options to purchase 25,000 shares of Common Stock exercisable at $5.50 per share, half of which vest on May 23, 2000 and the remainder of which vest on November 23, 2000.

      During 1996 and 1997 the Company paid personal expenses of certain directors aggregating approximately $250,000. In May 1998, Mr. Gaggi returned to the Company 24,765 shares of Common Stock in satisfaction of his outstanding obligation to the Company of $101,041.20, and Mr. Balsamo returned to the Company 24,766 shares of Common Stock in satisfaction of his outstanding obligation to the Company $146,614.72.

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

(4)   File on March 31, 1999.

* Portions of this exhibit are the subject of a confidential treatment request.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1999

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


           Signature                           Title                                  Date
           ---------                           -----                                  ----

/s/ MARK D. MASTRINI         President, Chief Executive Officer and             April 30, 1999
----------------------       Chief Operating Officer and Director
    Mark D. Mastrini


/s/ JERROLD B. SENDROW       Vice President-- Finance,                          April 30, 1999
----------------------       Treasurer and Secretary
    Jerrold B. Sendrow       (principal accounting officer)


/s/ Michael Gaggi            Director
----------------------                                                          April 30, 1999
    Michael Gaggi


                             Chairman of the Board                              April 30, 1999
-------------------
    George A. Warde


                             Director                                           April 30, 1999
-------------------
    Carl A. Bellini


/s/ L. DOUGLAS BAILEY        Director                                           April 30, 1999
---------------------
   L. Douglas Bailey


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