Form 10QSB
period 1999-03-31
800 TRAVEL SYSTEMS INC
filed 1999-05-17
CIK 1039208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

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

                               Yes |X|     No |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,616,296 shares of Common Stock, $.01 par value, were outstanding, as of March 31, 1999.

      Transitional Small Business Disclosure Format (check one):

                               Yes |_|     No |X|

================================================================================

                                   Form 10-QSB

                                      INDEX

                                                                            Page
                                                                          Number

PART 1 FINANCIAL INFORMATION......................................... F-1 to F-6

      Item 1. Financial Statements.......................................... F-1

            BALANCE SHEETS.................................................. F-1

            STATEMENTS OF OPERATIONS........................................ F-3

            STATEMENT OF STOCKHOLDERS' EQUITY............................... F-4

            STATEMENTS OF CASH FLOWS........................................ F-5

            NOTES TO FINANCIAL STATEMENTS................................... F-6

      Item 2. Management 's Discussion and Analysis of Financial
              Condition and Results of Operations............................. 2

PART 2 OTHER INFORMATION...................................................... 9

      Item 6. Exhibits, Lists and Reports on Form 8-K......................... 9

            (a) Exhibits...................................................... 9

            (b) Reports on Form 8-K........................................... 9

SIGNATURES....................................................................10

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                            800 TRAVEL SYSTEMS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                         March 31,        December 31,
                                                           1999               1998
                                                        -----------       -----------
                                                        (unaudited)
CURRENT ASSETS
  Cash                                                  $ 1,988,956       $ 2,387,273
  Commissions receivable                                    872,574           501,555
  Prepaids                                                  154,500           166,547
                                                        -----------       -----------

    Total current assets                                  3,016,030         3,055,375
                                                        -----------       -----------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT                      1,149,713         1,079,302
  Less accumulated depreciation                            (309,765)         (264,077)
                                                        -----------       -----------
  Net leasehold improvements and equipment                  839,948           815,225
                                                        -----------       -----------

EXCESS OF COST OVER FAIR VALUE OF NET
ASSETS ACQUIRED
  Less accumulated amortization of
  $342,396 and $292,542, respectively                     4,713,010         4,762,864
                                                        -----------       -----------

OTHER ASSETS
  Trademarks, net of accumulated amortization of
  $73,194 and $64,029, respectively                         341,806           350,971
  Capitalized software                                      523,733           397,194
  Related party receivables                                   1,690             3,500
  Bonds, security deposits and other assets                  50,404            51,771
  Prepaid expenses                                          141,914           154,494
                                                        -----------       -----------
    Total other assets                                    1,059,547           957,930
                                                        -----------       -----------
    TOTAL ASSETS                                        $ 9,628,535       $ 9,591,394
                                                        ===========       ===========

                                   (continued)

                            800 TRAVEL SYSTEMS, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,        December 31,
                                                        1999               1998
                                                    ------------       ------------
                                                     (unaudited)
CURRENT LIABILITIES
  Current maturities of long-term debt              $     34,620       $     61,645
  Accounts payable                                       489,137            354,892
  Accrued liabilities                                    363,345            394,733
                                                    ------------       ------------

    Total current liabilities                            887,102            811,270

DEFERRED RENT                                             80,561             75,641

LONG-TERM DEBT - excluding current maturities             18,516             24,818
                                                    ------------       ------------

    Total liabilities                                    986,179            911,729
                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES                                 --                 --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
  1,000,000 shares authorized; none issued                    --                 --
  Common stock, $.01 par value,
  10,000,000 shares authorized;
  7,616,296 and 7,597,096 shares
  issued and outstanding, respectively                    76,163             75,971
  Additional paid-in capital                          12,137,150         12,067,342
  Accumulated deficit                                 (3,570,957)        (3,463,648)
                                                    ------------       ------------

    Total stockholders' equity                         8,642,356          8,679,665
                                                                       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  9,628,535       $  9,591,394
                                                    ============       ============

   The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                      For the Three Months
                                                         Ended March 31,
                                                  -----------------------------
                                                     1999              1998
                                                  -----------       -----------
REVENUES
  Commissions                                     $ 1,832,512       $ 1,558,915
  Ticket delivery and service fees                  1,047,946           519,468
                                                  -----------       -----------
    Total revenues                                  2,880,458         2,078,383
                                                  -----------       -----------

OPERATING EXPENSES
  Payroll, commissions and employee benefits        1,457,734         1,066,446
  Telephone                                           474,955           325,673
  Ticket delivery                                     200,764           167,251
  Advertising                                         112,553            48,610
  General and administrative                          765,300           660,913
                                                  -----------       -----------
    Total operating expenses                        3,011,306         2,268,893
                                                  -----------       -----------

LOSS FROM OPERATIONS                                 (130,848)         (190,510)

OTHER INCOME (EXPENSE)
  Interest income                                      24,021            27,247
  Interest expense                                       (482)           (5,845)
                                                  -----------       -----------

LOSS BEFORE INCOMES TAXES                            (107,309)         (169,108)

INCOME TAX EXPENSE                                         --                --

NET LOSS                                          $  (107,309)      $  (169,108)
                                                  ===========       ===========

NET LOSS PER COMMON SHARE - BASIC                 $      (.01)      $      (.02)
                                                  ===========       ===========

NET LOSS PER COMMON SHARE - DILUTED               $      (.01)      $      (.02)
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                               7,614,658         7,213,555
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED                             7,614,658         7,213,555
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                    Common Stock                         Additional       Stock
                                             -----------------------        Paid-in    Subscriptions     Retained
                                               Shares         Amount        Capital      Receivable       Deficit          Total
                                             ----------      -------      ------------ -------------     ---------      ----------
BALANCE,
DECEMBER 31, 1997                             5,959,709      $59,597      $  5,297,424     $(21,547)    $(3,765,514)    $1,569,960

Sales of common stock and
  warrants net of issuance
  expenses of $2,252,602                      1,350,000       13,500         4,872,024           --              --      4,885,524

Joseph Stevens Group, Inc.
  Acquisition                                   383,333        3,833         1,944,082           --              --      1,947,915

Purchase and retirement of
  shares                                       (204,615)      (2,046)         (405,954)          --              --       (408,000)

Exercise of warrants                             58,200          582           363,168           --              --        363,750

Exercise of stock options                       100,000        1,000            99,000           --              --        100,000

Issuance of options for
  services                                           --           --           144,750           --              --        144,750

Shares exchanged in payment
  of receivables                                (49,531)        (495)         (247,152)          --              --       (247,647)

Payment of stock
  subscription                                       --           --                --       21,547              --         21,547

Net earnings                                         --           --                --           --         301,866        301,866
                                              ---------      -------      ------------     --------     -----------     ----------

BALANCE,
DECEMBER 31, 1998                             7,597,096       75,971        12,067,342           --      (3,463,648)     8,679,665

  Conversion of warrants (unaudited)              2,000           20            12,480           --              --         12,500

  Conversion of stock options (unaudited)        17,200          172            57,328           --              --         57,500

  Net loss (unaudited)                               --           --                --           --        (107,309)      (107,309)
                                              ---------      -------      ------------     --------     -----------     ----------

BALANCE,
MARCH 31, 1999                                7,616,296      $76,163      $ 12,137,150     $     --     $(3,570,957)    $8,642,356
                                              =========      =======      ============     ========     ===========     ==========

     The accompanying notes are an integral part of this financial statement

                            800 TRAVEL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     -----------------------------
                                                                                         1999              1998
                                                                                     -----------       -----------
Increase (decrease) in cash and cash equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $  (107,309)      $  (169,108)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        100,810            89,964
    Prepaid rent amortization                                                                 --             3,000
    Changes in operating assets and liabilities, net of effects of acquisition:
      Commissions receivable                                                            (371,019)         (150,725)
      Prepaids and other assets                                                           27,804          (433,015)
      Related party receivables                                                               --           (12,750)
      Deferred rent                                                                        4,920             5,411
      Accounts payable and accrued expenses                                              102,857        (1,228,874)
                                                                                     -----------       -----------
          Net cash used in operating activities                                         (241,937)       (1,896,097)
                                                                                     -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment                                       (66,514)         (199,269)
  Software development costs                                                            (126,539)               --
  Merger deposits and deferred acquisition costs                                              --          (144,053)
                                                                                     -----------       -----------
          Net cash used in investing activities                                         (193,053)         (343,322)
                                                                                     -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Deferred offering cost                                                                      --        (1,194,305)
  Proceeds from borrowings, net                                                               --           100,000
  Principal payments on debt                                                             (33,327)       (1,749,667)
  Proceeds from exercise of options and warrants                                          70,000                --
  Issuance of common stock                                                                    --         7,138,126
  Purchase of common stock                                                                    --          (308,000)
                                                                                     -----------       -----------
          Net cash provided by financing activities                                       36,673         3,986,154

NET INCREASE (DECREASE) IN CASH                                                         (398,317)        1,746,735

CASH AT THE BEGINNING OF PERIOD                                                        2,387,273            18,710
                                                                                     -----------       -----------

CASH AT THE END OF PERIOD                                                            $ 1,988,956       $ 1,765,445
                                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest expense                                                                 $       482       $     6,000
                                                                                     ===========       ===========

   The accompanying notes are an integral part of these financial statements

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1999 and 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - NET LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations, as computed in accordance with FAS 128:

                                                                    Three months ended
                                                                         March 31,
                                                               -----------------------------
                                                                   1999             1998
                                                               -----------       -----------
      Net earnings (loss) - (numerator)                        $  (107,309)      $  (169,108)
                                                               ===========       ===========

      Basic:
        Weighted average shares outstanding (denominator)        7,614,658         7,213,555
                                                               ===========       ===========

        Net loss per common share - basic                      $      (.01)      $      (.02)
                                                               ===========       ===========

      Diluted:
        Weighted average shares outstanding                      7,614,658         7,213,555

        Effect of dilutive options                                      --                --
                                                               -----------       -----------

        Adjusted weighted average shares (denominator)           7,614,658         7,213,555
                                                               ===========       ===========

        Net loss per common share - diluted                    $      (.01)      $      (.02)
                                                               ===========       ===========

All options and warrants outstanding as of March 31, 1999 and 1998 are excluded from the calculation of diluted weighted average shares, as they are anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company operates as a direct marketer of travel-related services, primarily providing air transportation reservation services for domestic and international travel through its easy to remember, toll-free numbers and through its website.

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

      The Company's revenues are a function of the number and price of the tickets its sells and the percentage of the price of such tickets it retains as commissions and override commissions, as well as the service charge imposed on customers. As a result of its override agreements and its agreement with a TWA Discounter, the Company is able to charge its customers a service charge, while still offering low-priced tickets.

      The Company's operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers, including payroll, commissions and benefits; telephone; general and administrative expenses, including rent and computer maintenance fees; and, interest, fees and expenses associated with the Company's financing activities. Set forth below for the periods indicated are the gross dollar amounts of reservations booked, revenues and revenues as a percentage of reservations, the gross dollar amount of expenses, expenses as a percentage of revenues, net loss as a percentage of revenues and changes therein for the three month periods ended March 31, 1999 and 1998.

                                Three                      Three
                            Months Ended                 Months Ended
                           March 31, 1999       %       March 31, 1998       %           Change           %
                           --------------      ---      --------------      ---          ------          ---
Gross Reservations ...      $ 18,722,300                 $ 15,150,399                 $  3,571,901        24
Revenues
  (including override
  and service charges)      $  2,880,458        15*      $  2,078,383        14*           802,075        39*
OPERATING
  EXPENSES:
  Employee
    Costs ............         1,457,734        51**        1,066,466        51**          391,268        37**
  Telephone ..........           474,955        16            325,673        16            149,282        46
  Ticket Delivery ....           200,764         7            167,251         8             33,513        20
  Advertising ........           112,553         4             48,610         2             63,943       132
  General and
    Administrative ...           765,300        27            660,913        32            104,387        16
                            ------------                 ------------
    Total Operating
    Expenses .........         3,011,306       105          2,268,893       109            742,413        33
    Other Income .....            23,539         1             21,402        --              2,137        10
                            ------------                 ------------
Net Earnings (Loss) ..      $   (107,309)        4           (169,108)        8            (61,799)       37
                            ============                 ============

----------
 *Revenues as a percentage of gross reservations.
**Expenses as a percentage of revenues.

Results of Operations

      Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      Revenues for the three months ended March 31, 1999 ("First Quarter '99") increased 39% to $2,880,458 compared to $2,078,383 for the three months ended March 31, 1998 ("First Quarter '98"). The increased revenues reflect the 24% increase in gross reservations booked in First Quarter '99 ($18,722,300) as compared to First Quarter '98 ($15,150,399) and the slight increase in the percentage of gross reservations retained by the Company. The gross reservation increase and the resulting revenue increase is largely attributable to the increase in the volume of calls handled at the Company's reservation centers as a result of increases in the number of reservation agents during the First Quarter '99. As a percentage of gross reservations, revenues increased slightly to 15% during First Quarter '99 from 14% during First Quarter '98. The increase in revenues as a percentage of gross reservations reflects the Company's ability to increase its revenues through overrides and service fees charged to customers.

      Operating expenses for First Quarter '99 increased 33% to $3,011,306 compared to $2,268,893 for First Quarter '98. The increase in operating expenses resulted primarily from an increase in the Company's payroll, commissions and employee benefits expenses as a result of increases in the number of reservation agents during the First Quarter '99 as compared to First Quarter '98. Such expenses increased 37% to $1,457,734 in First Quarter '99 from $1,066,466 in First Quarter '98. Consistent with the increase in the volume of tickets sold by the Company, the Company also recorded increases in its telephone and ticket delivery expenses. Also contributing to the increase in operating expenses was an increase in the Company's advertising expense of 132% to $112,553 in First Quarter '99 from $48,610 in First Quarter '98 as the Company increased the number of yellow page directories in which it advertises. The Company's general and administrative costs increased 16% to $765,300 in First Quarter 1999 compared to $660,913 in First Quarter

'98. Despite the increase in general and administrative expenses over the periods, general and administrative expenses decreased as a percentage of revenues to 27% in First Quarter '99 as compared to 32% in First Quarter '98.

      During First Quarter '99 the Company's net loss was $107,309, an improvement over the $169,108 in net loss income recorded in First Quarter '98. The reduction in net loss reflects the substantial increase in revenues, offset by the net increase in operating expenses associated particularly with (i) developing, testing and rolling out the Company's interactive reservation Internet System (IRIS(TM)), which as of First Quarter '99 has not generated significant additional reservations and revenues for the Company, and (ii) staffing increases during December 1998 and January 1999 in anticipation of increased reservations during the remainder of 1999.

Liquidity and Capital Resources

      Cash Flow from Operating Activities

      During First Quarter '99, the Company used $241,937 in operating activities as compared to $1,896,097 used in First Quarter '98. The use of cash during First Quarter '99 reflects the loss from operations of $107,309 as well as an increase in accrued commissions receivable due from various airlines offset, in part, by an increase in accounts payable. The increase in commissions receivable reflects the growth in the Company's gross reservations.

      The significant improvement in cash used in operations in First Quarter '99 as compared to First Quarter '98 is attributable to the fact that the Company used a significant portion of proceeds of its IPO to pay liabilities it had accrued prior to the Company's January 1998 IPO.

      Cash Flow from Investing Activities

      During the First Quarter '99, the Company's capital expenditures were approximately $193,053, of which $126,539 reflects software development costs incurred in connection with the development of its IRIS(TM) Website. Other leasehold improvement and equipment expenditures decreased to $66,514 in First Quarter '99 from $199,269 in First Quarter '98, as the Company made most of its necessary capital improvements immediately after, and out of the proceeds of, its IPO.

      Cash Flow from Financing Activities

      Prior to the IPO, the Company financed its operations out of capital contributions, loans and services provided by vendors to be paid out of future revenues. The Company consummated its IPO in First Quarter '98 and, as a result, net cash provided by financing activities in that period aggregated $3,986,154. The Company recorded a net decrease in cash of $398,317 during First Quarter '99, and had cash on hand of $1,988,956 as of March 31, 1999, reflecting a net increase of $223,511 from March 31, 1998. If the Company's gross reservations increase during the last three quarters of 1999, its current cash should be sufficient to finance operations for the foreseeable future.

Seasonality

      Based upon the results of its operations during 1998 and 1999 to date and its knowledge of the travel industry, the Company anticipates its business may be affected by seasonality. Travel bookings typically are low in the first quarter, increase during the second quarter as consumers plan their vacations and typically decline in the fourth quarter. In response, the Company will vary the number of agents on staff at any time. During 1998, the Company was able to decrease the number of its reservation agents during the fourth quarter through attrition. There can be no assurance that the Company may not have to take pro-active steps to reduce its work force in response to seasonal fluctuations in the future. Notwithstanding the Company's efforts, the seasonality of the travel industry is likely to adversely impact the Company's business. Moreover, as a consequence of such seasonality and other factors, the Company's quarterly revenue and operating results will be difficult to forecast and period to period comparisons of results may not be material.

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

      The key systems integral to the operations of the Company's business are the SABRE computer reservation system and its telephone switching equipment. Because the Company books tickets in advance (in certain cases up to ten months in advance), Year 2000 problems could have surfaced as early as the first quarter of 1999, but have not yet materialized. Representatives of SABRE have already implemented a project to ensure that the SABRE system is Year 2000 compliant during the first half of 1999. Representatives of SABRE have already begun to upgrade the systems at the Company's facilities and this work is substantially complete. The Company, together with its telephone equipment vendors, have already completed service intended to make sure its telephone switching equipment is Year 2000 compliant.

      The Company will continue to test its ancillary equipment and interface with its vendors to determine if they are Year 2000 compliant and, if not, to address any problems uncovered. The Company has substantially completed testing its systems and does not see a need for substantial future expenditures with respect to its systems.

      The expected costs and completion dates for the Year 2000 projects are forward looking statements based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. Actual results could differ materially from these estimates as a result of factors such as the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      Contingency Plans.

      Given the interdependence of the Company and certain third parties, for example SABRE, ARC and other members of the airline industry, the Company may be unable to maintain continuous operations if the systems of one or more of these parties is not Year 2000 compliant. To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third parties' systems to be Year 2000 Compliant. For example, the Company plans to have dedicated staff available at crucial dates to remedy unforeseen problems and may install defensive code to protect its real-time systems from improperly formatted date data supplied by third parties.

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

      Shares Eligible for Future Sale.

      The Company has 7,616,296 shares of Common Stock outstanding, without giving effect to an additional 4,501,156 shares issuable upon exercise of options and warrants currently outstanding. Of the currently outstanding shares, 2,821,966 are subject to "lock-up" agreements which have prevented them from being offered on the open market. The lock-up agreements with respect to 350,000 shares expires in July 1999 and the lock-up agreements with respect to 2,471,966 shares expires in January 2000.

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

      Necessity to Maintain Current Prospectus and Registration Statement.

      The Company must maintain an effective registration statement on file with the Commission before the holder of any of the warrants sold in its IPO (the "Warrants") may be redeemed or exercised. It is possible that the Company may be unable to cause a registration statement covering the Common Stock underlying the Warrants to be effective. It is also possible that the Warrants could be acquired by persons residing in states where the Company is unable to qualify the Common Stock underlying the Warrants for sale. In either event, the Warrants may expire, unexercised, which would result in the holders losing all the value of the Warrants.

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

      Forward-Looking Statements.

      This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act, and Section 21E of the Exchange Act. The actual results of the Company may differ significantly from the results discussed in such forward-looking statements. Certain factors that might cause such differences include, but are not limited to, the factors discussed in this "Other Considerations" section.

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

Dated: March 31, 1999

                                800 TRAVEL SYSTEMS, INC.
                                (Registrant)


                                By:
                                    --------------------------------------------
                                    Mark D. Mastrini, President, Chief Executive
                                    Officer and Chief Operating Officer