Form 10QSB
period 1999-06-30
800 TRAVEL SYSTEMS INC
filed 1999-08-16
CIK 1039208

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________

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

       Registrant's telephone number, including area code: (813) 908-0404


                                       N/A

               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|                  No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,616,296 shares of Common Stock, $.01 par value, were outstanding, as of July 31, 1999.

Transitional Small Business Disclosure Format (check one):

                      Yes | |                  No |X|



                            800 TRAVEL SYSTEMS, INC.


                                      INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.     FINANCIAL INFORMATION

   Item 1.   Financial Statements

               Condensed Balance sheets - June 30, 1999 (unaudited) and
               December 31, 1998                                                               3

               Condensed Statements of Operations - Three and six months ended
               June 30, 1999 and June 30, 1998 (unaudited)                                     4

               Condensed Statement of Stockholders' Equity- Six months ended
               June 30, 1999 (unaudited)                                                       5

               Condensed Statements of Cash Flows- Six months ended
               June 30, 1999 and June 30, 1998 (unaudited)                                     6

               Notes to Condensed Financial Statements- June 30, 1999 (unaudited)            7-8

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          9-17

PART II.    OTHER INFORMATION                                                              17-18

SIGNATURES                                                                                    19


                                               800 TRAVEL SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                               CONDENSED BALANCE SHEETS

                                                                                       June 30,                December 31,
                                                                                         1999                      1998
                                                                                    --------------            --------------
                                 ASSETS                                              (unaudited)
CURRENT ASSETS
  Cash                                                                              $   2,294,735             $   2,387,273
  Commissions receivable                                                                  824,964                   501,555
  Other receivable                                                                        603,000                         -
  Prepaids                                                                                180,547                   166,547
                                                                                    --------------            --------------
     Total current assets                                                               3,903,246                 3,055,375
                                                                                    --------------            --------------
LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                                 820,198                   815,225
                                                                                    --------------            --------------
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                                            4,661,756                 4,762,864
                                                                                    --------------            --------------

OTHER ASSETS
  Trademarks, net                                                                         337,138                   350,971
  Capitalized software                                                                    642,424                   397,194
  Other                                                                                   134,372                   209,765
                                                                                    --------------            --------------
     Total other assets                                                                 1,113,934                   957,930
                                                                                    --------------            --------------
     TOTAL ASSETS                                                                   $  10,499,134             $   9,591,394
                                                                                    ==============            ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                              $      35,113             $      61,645
  Accounts payable                                                                        651,451                   354,892
  Unearned revenue                                                                         92,808                         -
  Accrued liabilities                                                                     471,543                   394,733
                                                                                    --------------            --------------
     Total current liabilities                                                          1,250,915                   811,270

UNEARNED REVENUE                                                                          353,444                         -
DEFERRED RENT                                                                             120,430                    75,641
LONG-TERM DEBT - excluding current maturities                                              12,127                    24,818
                                                                                    --------------            --------------
     Total liabilities                                                                  1,736,916                   911,729
                                                                                    --------------            --------------

STOCKHOLDERS' EQUITY
  Common stock                                                                             76,163                    75,971
  Additional paid-in capital                                                           12,137,150                12,067,342
  Accumulated deficit                                                                  (3,451,095)               (3,463,648)
                                                                                    --------------            --------------
     Total stockholders' equity                                                         8,762,218                 8,679,665
                                                                                    --------------            --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  10,499,134             $   9,591,394
                                                                                    ==============            ==============


   The accompanying notes are an integral part of these condensed statements.

                                               800 TRAVEL SYSTEMS, INC.


                                          CONDENSED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                           June 30,
                                                    --------------------------------    --------------------------------
                                                         1999              1998             1999               1998
                                                    --------------    --------------    --------------    --------------
                                                               (unaudited)                         (unaudited)
REVENUES
  Commissions                                       $   2,003,499     $   2,015,359     $   3,836,001     $   3,574,274
  Ticket delivery and service fees                      1,047,905           981,576         2,095,851         1,501,044
                                                    --------------    --------------    --------------    --------------
     Total revenues                                     3,051,404         2,996,935         5,931,852         5,075,318

OPERATING EXPENSES
  Employee costs                                        1,448,985         1,261,346         2,906,719         2,327,792
  Other SG&A                                            1,504,289         1,651,421         3,057,863         2,853,868
                                                    --------------    --------------    --------------    --------------
     Total operating expenses                           2,953,274         2,912,767         5,964,582         5,181,660
                                                    --------------    --------------    --------------    --------------

EARNINGS (LOSS) FROM
OPERATIONS                                                 98,130            84,168           (32,730)         (106,342)
                                                    --------------    --------------    --------------    --------------

INTEREST INCOME, NET                                       21,744            16,508            45,283            37,910

EARNINGS (LOSS) BEFORE
INCOME TAXES                                              119,874           100,676            12,553           (68,432)
  Provision (benefit) for income taxes                          -                 -                 -                 -
                                                    --------------    --------------    --------------    --------------

NET EARNINGS (LOSS)                                 $     119,874     $     100,676     $      12,553     $     (68,432)
                                                    ==============    ==============    ==============    ==============

NET EARNINGS (LOSS) PER
  COMMON SHARE-BASIC                                $         .02     $         .01     $           -     $        (.01)
                                                    ==============    ==============    ==============    ==============

              - DILUTED                             $         .01     $         .01     $           -     $        (.01)
                                                    ==============    ==============    ==============    ==============
AVERAGE OUTSTANDING
  COMMON SHARES-BASIC                                   7,616,296         7,473,694         7,615,482         7,427,622
                                                    ==============    ==============    ==============    ==============

              - DILUTED                                 8,066,503         7,837,296         7,840,581         7,427,622
                                                    ==============    ==============    ==============    ==============



    The accompanying notes are an integral part of this condensed statement.

                                               800 TRAVEL SYSTEMS, INC.

                                      CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                 Common Stock                            Additional        Stock
                                         ----------------------------      Paid-in      Subscriptions     Retained
                                             Shares        Amount          Capital       Receivables      Deficit          Total
                                         -------------  -------------   -------------   -------------  -------------   -------------
BALANCE, DECEMBER 31, 1997                  5,959,709   $     59,597    $  5,297,424    $    (21,547)  $ (3,765,514)   $  1,569,960
  Sales of common stock and
    warrants net of issuance expenses
    of $2,252,602                           1,350,000         13,500       4,872,024               -              -       4,885,524
  Joseph Stevens Group, Inc.
    Acquisition                               383,333          3,833       1,944,082               -              -       1,947,915
  Purchase and retirement of shares          (204,615)        (2,046)       (405,954)              -              -        (408,000)
  Exercise of warrants                         58,200            582         363,168               -              -         363,750
  Exercise of stock options                   100,000          1,000          99,000               -              -         100,000
  Issuance of options for services                  -              -         144,750               -              -         144,750
  Shares exchanged in payment of
    Receivables                               (49,531)          (495)       (247,152)              -              -        (247,647)
  Payment of stock subscription                     -              -               -          21,547              -          21,547
  Net earnings                                      -              -               -               -        301,866         301,866
                                         -------------  -------------   -------------   -------------  -------------   -------------

BALANCE, DECEMBER 31, 1998                  7,597,096         75,971      12,067,342               -     (3,463,648)      8,679,665
  Exercise of warrants (unaudited)              2,000             20          12,480               -              -          12,500
  Exercise of stock options (unaudited)        17,200            172          57,328               -              -          57,500
  Net earnings (unaudited)                          -              -               -               -         12,553          12,553
                                         -------------  -------------   -------------   -------------  -------------   -------------

BALANCE, JUNE 30, 1999 (unaudited)          7,616,296   $     76,163    $ 12,137,150    $          -   $ (3,451,095)   $  8,762,218
                                         =============  =============   =============   =============  =============   =============



   The accompanying notes are an integral part of these condensed statements.

                                               800 TRAVEL SYSTEMS, INC.

                                          CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                            --------------------------------
                                                                                                 1999               1998
                                                                                            --------------    --------------
                                                                                                       (unaudited)
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                       $      12,553     $     (68,432)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
      Depreciation and amortization                                                               196,736           186,763
      Prepaid rent amortization                                                                         -             6,000
      Changes in assets and liabilities, net of acquisition:
        (Increase) in receivables                                                                (926,409)         (432,168)
        Decrease (increase) in prepaids and other assets                                           61,393          (175,759)
        Increase (decrease) in deferred rent and unearned revenue                                 491,041           (74,587)
        Increase (decrease) in accounts payable and accrued liabilities                           373,369        (1,159,445)
                                                                                            --------------    --------------
               Net cash provided by (used in) operating activities                                208,683        (1,717,628)
                                                                                            --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvements and equipment                                                (86,768)          (78,133)
  Software development costs                                                                     (245,230)                -
  Cash paid for acquisition                                                                             -        (2,114,665)
                                                                                            --------------    --------------
               Net cash used in investing activities                                             (331,998)       (2,192,798)
                                                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                                                      (39,223)         (217,435)
  Proceeds from exercise of options and warrants                                                   70,000                 -
  Issuance of common stock                                                                              -         6,657,847
  Purchase of common stock                                                                              -          (408,000)
                                                                                            --------------    --------------
               Net cash provided by financing activities                                           30,777         6,032,412
                                                                                            --------------    --------------

NET INCREASE (DECREASE) IN CASH                                                                   (92,538)        2,121,986

CASH, AT THE BEGINNING OF PERIOD                                                                2,387,273            18,710
                                                                                            --------------    --------------

CASH, AT THE END OF THE PERIOD                                                              $   2,294,735     $   2,140,696
                                                                                            ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest expense                                                                        $       1,880     $      13,128
                                                                                            ==============    ==============

NON-CASH FINANCING ACTIVITIES
  Common stock received for payment of related party receivable                             $           -     $     247,647
                                                                                            ==============    ==============



   The accompanying notes are an integral part of these condensed statements.

                            800 TRAVEL SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (unaudited)


NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999 or any future period. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the annual report Form 10-KSB/A for the year ended December 31, 1998.


NOTE B:  NET EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations, as computed in accordance with FAS 128:


                                                                 Three Months Ended              Six Months Ended
                                                                     June 30,                        June 30,
                                                              -------------------------      -------------------------
                                                                 1999          1998             1999          1998
                                                              -----------   -----------      -----------   -----------
                 Net earnings (loss) - (numerator)            $  119,874    $  100,676       $   12,553    $  (68,432)
                 Basic:
                 Average common shares outstanding
                  (denominator)                                7,616,296     7,473,694        7,616,296     7,427,622
                                                              ===========   ===========      ===========   ===========
                 Net earnings(loss) per
                  Common share - basic                        $      .02    $      .01       $        -    $     (.01)
                                                              ===========   ===========      ===========   ============
                 Diluted:
                 Average common shares outstanding             7,616,296     7,473,694        7,615,482     7,427,622

                    Effect of dilutive options                   450,207       363,602          225,099             -
                                                              -----------   -----------      -----------   -----------

                 Adjusted average common shares
                  (denominator)                                8,066,503     7,837,296        7,840,581     7,427,622
                                                              ===========   ===========      ===========   ===========
                 Net earnings (loss) per
                 common share-diluted                         $      .01    $      .01       $        -    $     (.01)
                                                              ===========   ===========      ===========   ===========


All options and warrants outstanding for the six months ended June 30, 1999 and 1998 are included in the calculation of diluted weighted average shares.

                            800 TRAVEL SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (unaudited)


NOTE C:  COMMITMENTS AND CONTINGENCIES

Software Agreements

In May 1999, 800 Travel Systems entered into a five-year agreement with its reservation system provider. Pursuant to this agreement, the reservation system provider agreed to pay 800 Travel Systems an incentive that is recorded as a receivable and unearned revenue. This incentive will be recognized as revenue ratably over the life of the agreement. If 800 Travel Systems should terminate or be deemed in default upon the terms of this agreement, 800 Travel Systems agrees to repay this incentive in full.

Agreements with Related Parties

In April 1999, 800 Travel Systems entered into a $60,000 loan agreement and a $100,000 deferred compensation agreement with Mr. Mark Mastrini, President and CEO of 800 Travel Systems. The total loan amount will be forgiven and the deferred compensation will be paid if Mr. Mastrini is employed by 800 Travel Systems as of January 1, 2001 and April 1, 2009, respectively.

                            800 TRAVEL SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

800 Travel Systems operates as a direct marketer of travel-related services, primarily providing low-priced airline tickets for domestic and international travel through its easy to remember, toll-free numbers "1-800-LOW-AIR-FARE" (1-800-569-2473), "1-800-FLY-4-LESS" (1-800-359-4537) and "1-888-999-VUELA"
(1-888-999-8835). To answer and service these incoming telephone calls from customers, 800 Travel Systems operates call centers in Tampa, Florida and San Diego, California.

In addition to its traditional "brick and mortar" call center facilities, 800 Travel Systems is in the process of developing its internet initiative. This internet initiative will enable consumers to make electronic purchases by utilizing 800 Travel Systems' website at http://www.lowairfare.com. This website is expected to utilize a reservation system that is currently being co-developed by 800 Travel Systems. 800 Travel Systems has the exclusive rights to this reservation system. In addition to the convenience of on-line purchasing, this reservation system will provide the consumer with interactive, human intervention with 800 Travel Systems' reservation agents who can make suggestions that may improve the customer's travel experience and/or reduce the cost of travel. Management believes this human intervention will improve agents' close ratios, increase sales and give 800 Travel Systems a competitive advantage in the fast-growing, electronic commerce marketplace.

To facilitate the changes needed to successfully complete this internet initiative, 800 Travel Systems has started to recruit the management talent needed for the future. In addition, 800 Travel Systems plans to redesign the existing organization, reorganize management talent and seek strategic alliances with key partners to meet the challenges anticipated by this internet initiative.

800 Travel Systems' operating revenues presently consist, and for the immediate future will continue to consist, principally of (i) commissions on air travel tickets; (ii) override commissions on air travel tickets booked on certain airlines; (iii) segment incentives under 800 Travel Systems' agreement with SABRE; (iv) co-op promotions with suppliers of travel related products and services; and (v) service fees charged to customers.

Gross reservations represent the aggregate retail value of the tickets sold to consumers and is presented in the table below for comparative reasons. For comparative purposes, it is important to recognize that certain other travel companies report their gross reservations as revenues. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the three and six months ended June 30, 1999 and 1998 were $20,017,840, $20,818,983, $38,740,140 and $35,969,382, respectively.

800 Travel Systems' revenues are a function of the number and price of the tickets its sells and the percentage of the price of such tickets it retains as commissions and override commissions, as well as the service charge imposed on customers. As a result of its agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, 800 Travel Systems is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel Systems is a broker for tickets it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory.

800 Travel Systems' operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers, including payroll, commissions and benefits; telephone; general and administrative expenses, including rent and computer maintenance fees; and, interest, fees and expenses associated with 800 Travel Systems' financing activities.

Set forth below for the periods indicated are the revenues as a percentage of gross reservations, and operating expenses, other income and net earnings (loss) as a percentage of revenues, for the three and six month periods ended June 30, 1999 and 1998, respectively.

                            800 TRAVEL SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Continued

                                                       Three Month Ended         Six Month Ended
                                                           June 30,                June 30,
                                                    ----------------------   ---------------------
                                                      1999         1998        1999         1998
                                                    ---------    ---------   ---------   ---------
                                                          (unaudited)             (unaudited)

                   Commissions                        10% *         9.7%*       9.9%*        9.9%*
                   Ticket delivery and service fees    5.2          4.7         5.4          4.2
                                                    ---------    ---------   ---------   ---------
               Total Revenues                         15.2         14.4        15.3         14.1

               Employee costs                         47.5 **      42.1 **     49.0 **      45.9 **
                   SG & A, other                      49.3         55.1        51.5         56.2
                                                    ---------    ---------   ---------   ---------
                   Total Operating Expenses           96.8         97.2       100.6        102.1
                                                    ---------    ---------   ---------   ---------

               Other Income                             .7           .6          .8           .8
                                                    ---------    ---------   ---------   ---------

               Net Earnings (Loss)                     3.9%         3.4%        0.2%        (1.3)%
                                                    =========    =========   =========   =========

               * Revenues as a percentage of gross reservations.
               ** Expenses as a percentage of revenues.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues for the three months ended June 30, 1999 were approximately equal to the revenues for the three months ended June 30, 1998. Increases in revenues from delivery and service fees charged to customers were offset by decreases in revenues from commissions on reservations made. Revenues remained relatively constant in a period when gross reservations decreased. Revenues as a percentage of gross reservations increased to 15.2% for the three months ended June 30, 1999 from 14.4% for the three months ended June 30, 1998. This increase represents a 7.1% increase in the mix of revenues generated by commissions and fees on gross reservations and is primarily attributed to increased commissions related to the new contract effective May 1999 with 800 Travel Systems' reservation system provider. Gross reservations booked for the three months ended June 30, 1999 decreased $.8 million or 3.9% to $20 million. This decrease was primarily due to increased competitive pressures from internet-based, on-line travel agencies and less productive, new reservation agents who were hired as a result of normal attrition. In addition, gross reservations were negatively impacted by less productive, new reservation agents who were hired to replace certain experienced agents that were reassigned to develop 800 Travel Systems' internet initiative. To increase gross reservations, 800 Travel Systems is continuing to develop its internet initiative by improving its website (http://www.lowairfare.com) which will enable customers to make reservations on-line. 800 Travel Systems' website when fully implemented will allow for human intervention, which Management believes will result in more reservations booked. To increase gross reservations in its traditional "brick and mortar" operations, 800 Travel Systems intends to improve certain core competencies such as negotiated discounted ticket pricing with airlines, hiring additional reservation agents, increasing travel-related products to sell and increasing and/or reallocating advertising dollars to new advertising programs.

                            800 TRAVEL SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Continued

OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1999 were approximately equal to the operating expenses for the three months ended June 30, 1998. Operating expenses as a percentage of revenues remained relatively constant. Employee costs increased to $1.5 million (or 47.5% of revenues) for the three months ended June 30, 1999 from $1.3 million (or 42.1% of revenues) for the three months ended June 30, 1998. This $.2 million increase resulted primarily from increases in the number of reservation agents and was partially offset by decreases in general and administrative expenses related to leased computer and office equipment, travel and training. Employee costs as a percentage of revenues increased primarily from less productive, new reservation agents who were hired as a result of normal attrition. New reservation agents, who are initially less productive, were also hired to replace experience agents who were reassigned to the internet initiative. Employee costs as a percentage of revenues were also negatively impacted by increased competitive pressures resulting in customers making more telephone calls to compare prices before deciding to purchase. Management believes the percentage of operating expenses to revenues will improve as new reservation agents mature and efficiencies from certain operational improvements are realized. Effective May 1999, 800 Travel Systems signed a new contract with its reservation system provider. According to this contract, 800 Travel Systems must maintain its reservation computer hardware, therefore Management expects the related operating expenses to increase and be offset by an increase in commission revenues.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems expects earnings before income taxes for the year ended December 31, 1999 to be offset with operating loss carry forwards from prior years.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES. Revenues increased $.8 million, or 16.9%, to $5.9 million for the six months ended June 30, 1999. Revenues as a percentage of gross reservations increased to 15.3% for the six months ended June 30, 1999 from 14.1% for the six months ended June 30, 1998. This increase represents a 7.1% increase in the mix of revenues generated by commissions and fees on gross reservations and is primarily attributable to the increased fees charged to customers. Gross reservations booked for the six months ended June 30, 1999 increased $2.8 million or 7.8% to $38.7 million. This increase and the resulting revenue increase is largely attributable to the increase in the volume of calls handled at 800 Travel Systems' reservation centers as a result of increases in the number of reservation agents and certain operating efficiencies.

OPERATING EXPENSES. Operating expenses increased $.8 million, or 15.1%, to $6 million for the six months ended June 30, 1999. Operating expenses as a percentage of revenues remained relatively constant. Employee costs increased to $2.9 million (or 49% of revenues) for the six months ended June 30, 1999 from $2.3 million (or 45.9% of revenues) for the six months ended June 30, 1998. This $.6 million increase resulted primarily from increases in the number of reservation agents. Employee costs as a percentage of revenues increased primarily from less productive, new reservation agents who were hired as a result of normal attrition. New reservation agents, who are initially less productive, were also hired to replace experience agents who were reassigned to the internet initiative. Employee costs as a percentage of revenues were also negatively impacted by increased competitive pressures resulting in customers making more telephone calls to compare prices before deciding to purchase. Management believes the percentage of operating expenses to revenues will improve as new reservation agents mature and efficiencies from certain operational improvements are realized.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems expects earnings before income taxes for the year ended December 31, 1999 to be offset with operating loss carry forwards from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $.2 million for the six months ended June 30, 1999 primarily as a result of an increase in accounts payable and offset by an increase in receivables. For the six months ended June 30, 1998, net cash used in operating activities was $1.7 million primarily as a result of a decrease in accounts payable and an increase in receivables.

                            800 TRAVEL SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Continued

Net cash used in investing activities was $.3 million for the six months ended June 30, 1999 primarily as a result of software development costs incurred in connection with the development of its internet initiative. For the six months ended June 30, 1998, net cash used in investing activities was $2.2 million primarily as a result of the acquisition of the San Diego, California call center operation in January 1998.

Net cash provided by financing activities was $30,777 for the six months ended June 30, 1999 primarily as a result of net proceeds received from the exercise of options and warrants. For the six months ended June 30, 1998 net cash provided by financing activities was $6 million primarily as a result of net proceeds received from the initial public offering (IPO) in January 1998.

In April 1999, 800 Travel Systems entered into a $60,000 loan agreement and a $100,000 deferred compensation agreement with Mr. Mark Mastrini, President and CEO of 800 Travel Systems. The total loan amount will be forgiven and the deferred compensation will be paid if Mr. Mastrini is employed by 800 Travel Systems as of January 1, 2001 and April 1, 2009, respectively.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund both the short and long-term capital and liquidity needs of 800 Travel Systems for the foreseeable future. 800 Travel Systems has budgeted approximately $3.5 million for capital expenditures, nearly all of which is intended for the internet initiative and necessary computer hardware relating to the new contract with the reservation system provider effective May 1999. Approximately $.5 million has been expended through June 30, 1999 with the remainder to be expended within the next 18 months. If cash expected to be provided by operating activities is not sufficient to satisfy 800 Travel Systems' liquidity and capital requirements, 800 Travel Systems may seek to sell additional equity or debt securities. The sale of equity securities or convertible debt could result in additional dilution to 800 Travel Systems' shareholders. There is no assurance that financing will be available in amounts or on terms acceptable to 800 Travel Systems, if at all.

Year 2000 Readiness

The economy in general, and the travel and transportation industry in particular, may be adversely affected by risks associated with the onset of the Year 2000. 800 Travel Systems' business, financial condition, and results of operations could be materially adversely affected if systems that it operates or systems that are operated by other parties (e.g., SABRE, members of the airline industry, utilities, telecommunications service providers, data providers, credit card transaction processors) with which 800 Travel Systems' systems interface, are not Year 2000 compliant in time. There can be no assurance that the systems of 800 Travel Systems or the systems of these other parties will continue to properly function and interface and will otherwise be Year 2000 compliant. Although 800 Travel Systems is not aware of any threatened claims related to the Year 2000, 800 Travel Systems may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on 800 Travel Systems. It is not clear whether 800 Travel Systems' insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

The key systems integral to the operations of 800 Travel Systems' business are the SABRE computer reservation system and its telephone switching equipment. Because 800 Travel Systems books tickets in advance (in certain cases up to ten months in advance), Year 2000 problems could have surfaced as early as the three months ended June 30, 1999, but have not yet materialized. Representatives of SABRE have completed the project to ensure that the SABRE system is Year 2000 compliant. 800 Travel Systems, together with its telephone equipment vendors, has already completed service intended to ensure its telephone switching equipment is Year 2000 compliant.

800 Travel Systems will continue to test its ancillary equipment and interface with its vendors to determine if they are Year 2000 compliant and, if not, to address any problems uncovered. 800 Travel Systems has substantially completed testing its systems and does not see a need for substantial future expenditures with respect to its systems.

The expected costs and completion dates for the Year 2000 projects are forward looking statements based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. Actual results could differ materially from these estimates as a result of factors such as the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes and similar uncertainties.

Contingency Plans.

Given the interdependence of 800 Travel Systems and certain third parties, for example SABRE, ARC and other members of the airline industry, 800 Travel Systems may be unable to maintain continuous operations if the systems of one or more of these parties is not Year 2000 compliant. Whenever cost beneficial, 800 Travel Systems has developed contingency plans designed to minimize the disruption to operations in the event of failure of 800 Travel Systems' or third parties' systems to be Year 2000 Compliant. For example, 800 Travel Systems plans to have dedicated staff available at crucial dates to remedy unforeseen problems and may install defensive code to protect its real-time systems from improperly formatted date data supplied by third parties.

800 Travel Systems estimates that the total costs of its year 2000 project will be immaterial. Although there can be no assurances thereof, the estimated costs of the year 2000 project are not expected to have a material impact on 800 Travel Systems' business, operations or financial condition in future periods.

Seasonality

Based upon the results of its operations during 1998 and 1999 to date and its knowledge of the travel industry, 800 Travel Systems anticipates its business may be affected by seasonality. Travel bookings typically are low in the months January through March, increase in April through September as consumers plan their vacations and typically decline in October through December. In response, 800 Travel Systems will vary the number of agents on staff at any time. During 1998, 800 Travel Systems was able to decrease the number of its reservation agents during the fourth quarter through attrition. There can be no assurance that 800 Travel Systems may not have to take pro-active steps to reduce its work force in response to seasonal fluctuations in the future. Notwithstanding 800 Travel Systems' efforts, the seasonality of the travel industry is likely to adversely impact 800 Travel Systems' business. Moreover, as a consequence of such seasonality and other factors, 800 Travel Systems' quarterly revenue and operating results will be difficult to forecast and period to period comparisons of results may not be relevant or informative.

Forward-Looking Statements

Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The words "expect", "believe", "goal", "plan", "intend", "anticipate", "estimate", "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements Forward-looking statements, including those in Management's Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of 800 Travel Systems, its Directors or its Officers about 800 Travel Systems and the industry in which it operates, and assumptions made by management, and include among other items, (i) 800 Travel Systems' strategies regarding growth, including its intention to further develop and improve its Interactive Reservation Internet System (IRIS); (ii) 800 Travel

                            800 TRAVEL SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Continued

Systems' financing plans; (iii) trends affecting 800 Travel Systems' financial condition or results of operations; (iv) 800 Travel Systems' ability to continue to control costs and to meet its liquidity and other financing needs; (v) 800 Travel Systems' Year 2000 readiness plans and costs; and (vi) 800 Travel Systems' ability to respond to changes in customer demand, including as a result of increased competition. Although 800 Travel Systems believes that its expectations are based on reasonable assumptions, it can give no assurance that the anticipated results will occur. 800 Travel Systems disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting fuel and other travel costs and their effect on the volume of consumer air travel; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect 800 Travel Systems' internal growth and possibilities for strategic alliances in the travel and telemarketing areas ; (iii) changes in the competitive marketplace that could affect 800 Travel Systems' revenue and/or cost bases, such as increased competition from traditional and Internet-based travel agencies, consolidators and the airlines themselves, changes in the commissions paid by airlines, and increased labor, marketing, computer and communications costs; (iv) the availability and capabilities of the SABRE electronic travel reservation system and 800 Travel Systems' ancillary software; (v) the success of IRIS; (vi) the improved productivity of reservation agents as they gain experience; (vii) 800 Travel Systems' ability timely to become Year 2000 ready and the Year 2000 readiness of third parties with which 800 Travel Systems has material relationships, particularly SABRE and (viii) other factors including those identified in 800 Travel Systems' filings with the SEC including but not limited to information under the heading "Risk Factors" in the Form SB-2 Registration Statement and Prospectus for 800 Travel Systems' initial public offering, "Managements Discussion and Analysis of Financial Condition and Results of Operations-Other Considerations" in 800 Travel Systems' Form 10-KSB for the year ended December 31, 1998, and the following:

Limited Operating History; History of Losses; Future Operating Results.

800 Travel Systems has been operating for less than four years and during that time it has generated a significant accumulated operating loss. There can be no assurance that 800 Travel Systems can continue to operate profitably, particularly if it seeks to expand through acquisitions or the addition of new services. 800 Travel Systems only recently initiated its online operations and, accordingly, its prospects in this field must be considered in light of the difficulties encountered in any new business.

Future Capital Needs.

800 Travel Systems intends to increase sales volumes by expanding its business with both its internet initiative as well as its traditional "bricks and mortar" call center operations. There can be no assurance that 800 Travel Systems' revenues will increase or even continue at their current levels. If 800 Travel Systems were to choose to expend significant resources to expand its operations, it is possible that it would incur losses and negative cash flow. In such event it is likely 800 Travel Systems would require additional capital. There is no assurance that such capital will be available or, if available, be on terms acceptable to 800 Travel Systems.

                            800 TRAVEL SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Continued

Unpredictability of Future Revenues; Fluctuations in Quarterly Results.

As a result of 800 Travel Systems' limited operating history, 800 Travel Systems is unable to accurately forecast its revenues. 800 Travel Systems' current and future expense levels are based on its operating plans and estimates of future revenues and are to a large extent fixed. 800 Travel Systems may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on 800 Travel Systems' business, operating results and financial condition. Further, if 800 Travel Systems should substantially increase its operating expenses to offer expanded services, to fund increased sales and marketing or to develop its technology and transaction-processing systems, and such expenses are not subsequently followed by increased revenues, 800 Travel Systems' operating results may deteriorate.

800 Travel Systems expects that it will experience seasonality in its business, reflecting seasonal fluctuations in the travel industry. Seasonality in the travel industry is likely to cause quarterly fluctuations in 800 Travel Systems' operating results and could have a material adverse effect on 800 Travel Systems' business, operating results and financial condition.

800 Travel Systems is unable to predict the affect, if any, that anticipated problems relating to Year 2000 may have on gross reservations. If consumers' perceive Year 2000 problems as a potential risk associated with air transportation, 800 Travel Systems' revenues may be adversely affected.

Risks Relating to Airline Commissions.

In 1998 the major airlines announced reductions in the commissions they will pay travel agents from approximately 10% to approximately 8%. 800 Travel Systems anticipates continued downward pressure on airline commission rates. Such future reductions, if any, could have a material adverse effect on 800 Travel Systems.

800 Travel Systems is able to offer its customers attractive airfares in large part due to the favorable override commission arrangements it has obtained for selling tickets on certain airlines. For example, 800 Travel Systems is able to offer attractive fares on TWA because of its override commission arrangement with a consolidator which sells tickets on TWA at a discount (the "TWA Discounter"). The override commission agreements with most airlines are on a year-to-year basis. If and when the TWA Discounter is no longer able to sell TWA tickets, or such agreement otherwise expires, or if 800 Travel Systems is unable to extend its current override commission arrangements with other carriers or enter into similar arrangements with similar carriers, 800 Travel Systems could lose its competitive advantages and its business could be materially adversely affected.

                            800 TRAVEL SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Continued


Risks of Year 2000 Non-Compliance.

There can be no assurances that 800 Travel Systems' computer systems, contingency plans and third party compliance will substantially reduce the risk of year 2000 non-compliance.

Dependence on SABRE System.

800 Travel Systems' ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon its contractual right to use, and the performance of the SABRE electronic travel reservation system. In May 1999, 800 Travel Systems entered into a five-year agreement with SABRE, Inc. to lease the SABRE system in its Tampa and San Diego reservation centers. If 800 Travel Systems were to lose the contractual right to use the SABRE system through its inability to renew the agreement upon expiration thereof or through 800 Travel Systems' default under the agreement during the term thereof, 800 Travel Systems would not be able to conduct operations until a replacement system was installed and became operational. Only a very limited number of companies provide reservation systems to the travel agency industry. There can be no assurance that a replacement system could be obtained or, if obtained, leased on favorable terms or installed in time to successfully continue operations.

If the SABRE system were to cease functioning, 800 Travel Systems would not be able to conduct operations until a replacement system were installed and became operational. There can be no assurance that a replacement system could be obtained or, if obtained, installed in time to successfully continue operations. During any interruption in the operation of SABRE, 800 Travel Systems would lose revenues. Other travel agencies using other travel reservation systems would not

                            800 TRAVEL SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Continued

be subject to such interruption of their operations, and 800 Travel Systems may lose market share to such competitors. Upon the interruption of the operation of the SABRE system, 800 Travel Systems could decide to commence operations with another travel reservation system. Such a change in reservation systems could incur substantial expenses for acquiring the right to use such system and retraining its reservation agents. In addition, any impairment of the SABRE system which does not cause it to cease operations could, nevertheless, adversely affect the quality of 800 Travel Systems' services, resulting in lost revenues or market share and could require 800 Travel Systems to subscribe to a different travel reservation system.

Dependence Upon Key Personnel.

The success of 800 Travel Systems is substantially dependent upon the continuing services of Mark D. Mastrini, as well as other key personnel. While 800 Travel Systems has employed a number of executives with industry experience, the loss of Mr. Mastrini or other significant members of management could have a material adverse effect on 800 Travel Systems' business, financial condition and results of operations.

Shares Eligible for Future Sale.

800 Travel Systems is unable to predict the effect, if any, that future sales of Common Stock (or the potential for such sales), whether those currently subject to lock-up agreements or otherwise, may have on the market price of the Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock in the public market could impair 800 Travel Systems' ability to raise capital through an offering of securities and may adversely affect the market price of the Common Stock.

Necessity to Maintain Current Prospectus and Registration Statement.

800 Travel Systems must maintain an effective registration statement on file with the Commission before the holder of any of the warrants sold in its IPO (the "Warrants") may be redeemed or exercised. It is possible that 800 Travel Systems may be unable to cause a registration statement covering the Common Stock underlying the Warrants to be effective. It is also possible that the Warrants could be acquired by persons residing in states where 800 Travel Systems is unable to qualify the Common Stock underlying the Warrants for sale. In either event, the Warrants may expire, unexercised, which would result in the holders losing all the value of the Warrants.

State Blue Sky Registration Required to Exercise Warrants.

Holders of the Warrants have the right to exercise the Warrants only if the underlying shares of Common Stock are qualified, registered or exempt from registration under applicable securities laws of the states in which the various holders of the Warrants reside. 800 Travel Systems cannot issue shares of Common Stock to holders of the Warrants in states where such shares are not qualified, registered or exempt. 800 Travel Systems has qualified the Warrants for listing on the Boston Stock Exchange, which provides for blue sky registration in over 20 states.

                            800 TRAVEL SYSTEMS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Continued

Redeemable Warrants and Impact on Investors.

The Warrants are subject to redemption by 800 Travel Systems in certain circumstances. 800 Travel Systems' exercise of this right would force a holder of a Warrant to exercise the Warrant and pay the exercise price at a time when it may be disadvantageous for the holder to do so, to sell the Warrant at the then current market price when the holder might otherwise wish to hold the Warrant for possible additional appreciation, or to accept the redemption price, which is likely to be substantially less than the market value of the Warrant in the event of a call for redemption. Holders who do not exercise their Warrants prior to redemption by 800 Travel Systems will forfeit their right to purchase the shares of Common Stock underlying the Warrants. The foregoing notwithstanding, 800 Travel Systems may not redeem the Warrants at any time that a current registration statement under the Securities Act covering the sale of the shares of Common Stock issuable upon exercise of the Warrants is not then in effect.

PART II.  OTHER INFORMATION

Item 6.  Exhibits, Lists and Reports on Form 8-K
         (a) Exhibits:

Exhibit                            Description
-------                            -----------

3.1    -- Amended and Restated Certificate of Incorporation (1)
3.2    -- Amended and Restated Bylaws (1)
10.1   -- Form of Registrant's 1997 Stock Option Plan (1)
10.2 -- Promissory Note of 800 Travel Systems dated November 7, 1995 in the amount of $30,000 to the order of S. Travel, Inc. due and payable November 7, 1997 (1)
10.3 -- Promissory Note of 800 Travel Systems dated November 7, 1995 in the amount of $30,000 to the order of S. Travel, Inc. due and payable November 7, 1998 (1)
10.4   -- Redemption Agreement between 800 Travel Systems and Michael Cantor (1)
10.5   -- Form of Redemption Agreement between 800 Travel Systems and Jose Colon
          (1)
10.6   -- Agreement between 800 Travel Systems and Perry Trebatch (1)
10.7 -- Lease dated February 10, 1996 between JFJ Real Estate L.P. and the Company (1)
10.8   -- Airlines Reporting Corporation ("ARC") Agent Reporting Agreement (1)
10.9   -- Letter dated march 6, 1996 from ARC approving change of ownership (1)
10.10 -- Subscriber Service Agreement dated November 27, 1995 between the Company and Payroll Transfers Interstate, Inc. (1)
10.11 -- Form of Employment Agreement between 800 Travel Systems and Mark D. Mastrini (1)
10.12 -- Form of Employment Agreement between 800 Travel Systems and Jerrold B. Sendrow (1)
10.13 -- Form of Employment Agreement between 800 Travel Systems and Biagio Bellizzi (1)
10.14 -- Form of Consulting Agreement between 800 Travel Systems and Lucien Bittar (1)
10.15 -- Agreement of March 1, 1997 between 800 Travel Systems and Global Discount Travel Services (1)
10.16 -- Lease Agreement effective November 27, 1995 between 800 Travel Systems and Roque De La Fuente Alexander Revocable Trust No. 1, and addendum thereto dated June 27, 1995 (1)
10.17 -- Form of Promissory Note in amount of $50,000 issued by Michael Gaggi to 800 Travel Systems (1)
10.18 -- Form of Promissory Note in amount of $9,000 issued by Lucien Bittar to 800 Travel Systems (1)
10.19 -- Form of Promissory Note in amount of $50,000 issued by Vito Balsamo to 800 Travel Systems (1)
10.20 -- Form of Registration Rights Agreement among 800 Travel Systems, Michael Gaggi and Pasquale Guadagno (1)

                            800 TRAVEL SYSTEMS, INC.

10.21 -- Amended Release and Redemption Agreement, dated September 4, 1997, between 800 Travel Systems and Michael Cantor (amending the agreement listed as Exhibit 10.4 above (1)
10.22 -- Amended Release and Redemption Agreement, dated September 4, 1997, between 800 Travel Systems and Jose Colon (amending the agreement listed as Exhibit 10.5 above) (1)
10.23 -- Form of Amendment to Agreement, dated September __, 1997, between the Company and Perry Trebatch (amending the agreement listed as Exhibit
          10.6 above) (1)
10.24 -- Form of Amendment to Agreement, dated November __, 1997, between the Company and Perry Trebatch (amending the agreement listed as Exhibit
          10.6 above, as amended by the agreement listed as Exhibit 10.29 above)
          (1)
10.25 -- Amended and Restated Release and Redemption Agreement, dated November __, 1997, between 800 Travel Systems and Michael Cantor (amending the agreement listed as Exhibit 10.4 above, as amended by amended agreement listed as Exhibit 10.27 above) (1)
10.26 -- Amended and Restated Release and Redemption Agreement, dated November __, 1997, between 800 Travel Systems and Jose Colon (amending the agreement listed as Exhibit 10.5 above, as amended by amended agreement listed as Exhibit 10.28 above) (1)
10.27 -- Agreement dated March 20, 1998 between 800 Travel Systems and Joseph Stevens Group, LLC (2)
10.28 -- Pledge Agreement dated March 22, 1998 between 800 Travel Systems, Joseph Stevens Group, LLC and Phillips Nizer Benjamin Krim & Ballon LLP (2)
10.29  -- 1998 Stock Option Plan (3)
10.30* -- SABRE Subscriber Agreement dated May 1, 1999 between 800 Travel
          Systems and SABRE, Inc.
10.31 -- Loan and Pledge Agreement dated April 1, 1999 between 800 Travel Systems and Mark Mastrini
10.32 -- Deferred Compensation Agreement dated April 20, 1999 between 800 Travel Systems and Mark Mastrini
27.1   -- Financial Data Schedule (for SEC use only)


(1) Incorporated by reference to 800 Travel Systems' Registration Statement on Form SB-2 No. 333-28237.
(2) Incorporated by reference to 800 Travel Systems' Report on Form 8-K filed March 30, 1998.
(3) Incorporated by reference to 800 Travel Systems' Registration Statement on Form S-8 filed December 15, 1998.
(4) Incorporated by reference to 800 Travel Systems' Report on Form 10-KSB/A filed March 31, 1999.
* Portions of this exhibit are the subject of a confidential treatment request.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 16, 1999

                                800 TRAVEL SYSTEMS, INC.
                                -----------------------------
                                (Registrant)


                                By:      /s/ Mark D. Mastrini
                                   ------------------------------------
                                   Mark D. Mastrini, President, Chief Executive
                                   Officer and Chief Operating Officer