Form 10QSB
period 1999-09-30
800 TRAVEL SYSTEMS INC
filed 1999-11-15
CIK 1039208

                            800 TRAVEL SYSTEMS, INC.



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

| |     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                   ------------    -------------

                         COMMISSION FILE NUMBER 1-13271

                            800 TRAVEL SYSTEMS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                   59-3343338
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      4802 GUNN HIGHWAY TAMPA, FLORIDA                       33624
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

                      Yes |X|                  No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,616,296 shares of Common Stock, $.01 par value, were outstanding, as of October 31, 1999.

Transitional Small Business Disclosure Format (check one):

                      Yes | |                No |X|

                            800 TRAVEL SYSTEMS, INC.

                                      INDEX

                                                                                             Page
                                                                                             Number
                                                                                             ------
PART I.    FINANCIAL INFORMATION

   Item 1.    Financial Statements

                   Condensed Balance sheets - September 30, 1999 (unaudited) and
                   December 31, 1998                                                             3

                   Condensed Statements of Earnings - Three and nine months ended
                   September 30, 1999 and September 30, 1998 (unaudited)                         4

                   Condensed Statement of Stockholders' Equity- Nine months ended
                   September 30, 1999 (unaudited)                                                5

                   Condensed Statements of Cash Flows- Nine months ended
                   September 30, 1999 and September 30, 1998 (unaudited)                         6

                   Notes to Condensed Financial Statements- September 30, 1999                 7-8
                   (unaudited)

   Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                           9-20

PART II.   OTHER INFORMATION                                                                 20-22

SIGNATURES                                                                                      22

                            800 TRAVEL SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                                                                                         September 30,   December 31,
                                                                                             1999            1998
                                                                                         -------------  -------------
                                 ASSETS                                                   (unaudited)
CURRENT ASSETS
  Cash                                                                                   $  2,743,496   $  2,387,273
  Commissions receivable                                                                    1,198,557        501,555
  Prepaids                                                                                    154,500        166,547
                                                                                         -------------  -------------
     Total current assets                                                                   4,096,553      3,055,375
                                                                                         -------------  -------------
 LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                                    784,507        815,225
                                                                                         -------------  -------------
 EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                                               4,611,202      4,762,864
                                                                                         -------------  -------------

OTHER ASSETS
  Trademarks, net                                                                             330,220        350,971
  Capitalized software                                                                        643,938        397,194
  Other                                                                                        95,770        209,765
                                                                                         -------------  -------------
     Total other assets                                                                     1,069,928        957,930
                                                                                         -------------  -------------
     TOTAL ASSETS                                                                        $ 10,562,190   $  9,591,394
                                                                                         =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                                   $     31,193   $     61,645
  Accounts payable                                                                            479,399        354,892
  Accrued liabilities                                                                         533,668        394,733
  Unearned revenue                                                                             92,799              -
                                                                                         -------------  -------------
     Total current liabilities                                                              1,137,059        811,270
UNEARNED REVENUE                                                                              330,254              -
DEFERRED RENT                                                                                 127,850         75,641
LONG-TERM DEBT - excluding current maturities                                                       -         24,818
                                                                                         -------------  -------------
     Total liabilities                                                                      1,595,163        911,729
                                                                                         -------------  -------------

STOCKHOLDERS' EQUITY
  Common stock                                                                                 76,163         75,971
  Additional paid-in capital                                                               12,137,150     12,067,342
  Accumulated deficit                                                                      (3,246,286)    (3,463,648)
                                                                                         -------------  -------------
     Total stockholders' equity                                                             8,967,027      8,679,665
                                                                                         -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 10,562,190   $  9,591,394
                                                                                         =============  =============

   The accompanying notes are an integral part of these condensed statements.

                            800 TRAVEL SYSTEMS, INC.

                        CONDENSED STATEMENTS OF EARNINGS

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                           ----------------------------  ----------------------------

                                                               1999           1998           1999            1998
                                                           -------------  -------------  -------------  -------------
                                                                   (unaudited)                  (unaudited)
REVENUES
  Commissions                                              $  2,223,908   $  2,347,417   $  6,059,909   $  5,921,691
  Ticket delivery and service fees                            1,252,769      1,156,676      3,348,620      2,657,720
                                                           -------------  -------------  -------------  -------------
     Total revenues                                           3,476,677      3,504,093      9,408,529      8,579,411

OPERATING EXPENSES
  Employee costs                                              1,592,910      1,685,053      4,499,629      4,012,845
  Other SG&A                                                  1,706,749      1,639,862      4,764,612      4,493,730
                                                           -------------  -------------  -------------  -------------
     Total operating expenses                                 3,299,659      3,324,915      9,264,241      8,506,575
                                                           -------------  -------------  -------------  -------------

EARNINGS FROM OPERATIONS                                        177,018        179,178        144,288         72,836

INTEREST INCOME, NET                                             27,791         20,163         73,074         58,073
                                                           -------------  -------------  -------------  -------------

EARNINGS BEFORE INCOME TAXES                                    204,809        199,341        217,362        130,909
  Provision for income taxes                                          -              -              -              -
                                                           -------------  -------------  -------------  -------------

 NET EARNINGS                                              $    204,809   $    199,341   $    217,362   $    130,909
                                                           =============  =============  =============  =============

NET EARNINGS PER COMMON SHARE-BASIC                        $        .03   $        .03   $        .03   $        .02
                                                           =============  =============  =============  =============

                        - DILUTED                          $        .03   $        .03   $        .03   $        .02
                                                           =============  =============  =============  =============

AVERAGE OUTSTANDING COMMON SHARES-BASIC                       7,616,296      7,497,096      7,615,756      7,451,035
                                                           =============  =============  =============  =============

                        - DILUTED                             7,865,485      7,942,043      8,016,903      7,834,070
                                                           =============  =============  =============  =============

   The accompanying notes are an integral part of these condensed statements.

                            800 TRAVEL SYSTEMS, INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Common Stock                           Additional        Stock
                                            ----------------------------     Paid-in     Subscriptions    Retained
                                               Shares         Amount         Capital      Receivable       Deficit        Total
                                            -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 1997                     5,959,709   $     59,597   $  5,297,424   $    (21,547)  $ (3,765,514)  $  1,569,960
  Sales of common stock and
    warrants net of issuance expenses
    of $2,252,602                              1,350,000         13,500      4,872,024              -              -      4,885,524
  Joseph Stevens Group, Inc.
    Acquisition                                  383,333          3,833      1,944,082              -              -      1,947,915
  Purchase and retirement of shares             (204,615)        (2,046)      (405,954)             -              -       (408,000)
  Exercise of warrants                            58,200            582        363,168              -              -        363,750
  Exercise of stock options                      100,000          1,000         99,000              -              -        100,000
  Issuance of options for services                     -              -        144,750              -              -        144,750
  Shares exchanged in payment of
    Receivables                                  (49,531)          (495)      (247,152)             -              -       (247,647)
  Payment of stock subscription                        -              -              -         21,547              -         21,547
  Net earnings                                         -              -              -              -        301,866        301,866
                                            -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, DECEMBER 31, 1998                     7,597,096         75,971     12,067,342              -     (3,463,648)     8,679,665
  Exercise of warrants (unaudited)                 2,000             20         12,480              -              -         12,500
  Exercise of stock options (unaudited)           17,200            172         57,328              -              -         57,500
  Net earnings (unaudited)                             -              -              -              -        217,362        217,362
                                            -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, SEPTEMBER 30, 1999 (unaudited)        7,616,296   $     76,163   $ 12,137,150   $          -   $ (3,246,286)  $  8,967,027
                                            =============  =============  =============  =============  =============  =============

    The accompanying notes are an integral part of this condensed statement.

                            800 TRAVEL SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                         ----------------------------
                                                                                             1999            1998
                                                                                         -------------  -------------
                                                                                                  (unaudited)
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                           $    217,362   $    130,909
  Adjustments to reconcile net earnings to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                           313,816        284,130
      Changes in assets and liabilities, net of acquisition:
        (Increase) in receivables                                                            (697,002)      (328,827)
        Decrease (increase) in prepaids and other assets                                      126,043       (135,170)
        Increase (decrease) in deferred rent and unearned revenue                             475,262        (65,587)
        Increase (decrease) in accounts payable and accrued liabilities                       263,441     (1,139,290)
                                                                                         -------------  -------------
               Net cash provided by (used in) operating activities                            698,922     (1,253,835)
                                                                                         -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvements and equipment                                           (110,685)      (188,307)
  Software development costs                                                                 (246,745)             -
  Cash paid for acquisition                                                                         -     (2,114,665)
                                                                                         -------------  -------------
               Net cash used in investing activities                                         (357,430)     (2,302,702)
                                                                                         -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                                                  (55,269)             -
  Proceeds from exercise of options and warrants                                               70,000       (282,139)
  Issuance of common stock                                                                          -      6,657,847
  Purchase of common stock                                                                          -       (408,000)
                                                                                         -------------  -------------
               Net cash provided by financing activities                                       14,731      5,967,708
                                                                                         -------------  -------------

NET INCREASE IN CASH                                                                          356,223      2,411,171

CASH, AT THE BEGINNING OF PERIOD                                                            2,387,273         18,710
                                                                                         -------------  -------------

CASH, AT THE END OF THE PERIOD                                                           $  2,743,496   $  2,429,881
                                                                                         =============  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest expense                                                                     $      2,362   $     18,061
                                                                                         =============  =============

NON-CASH FINANCING ACTIVITIES
  Common stock received for payment of related party receivable                          $          -   $    247,647
                                                                                         =============  =============

   The accompanying notes are an integral part of these condensed statements.

                            800 TRAVEL SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1999 are not necessarily indicative of results that may be expected for the year ending December 31, 1999 or any future period. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the annual report Form 10-KSB/A for the year ended December 31, 1998.


NOTE B:  NET EARNINGS (LOSS) PER COMMON SHARE

the following table reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations, as computed in accordance with FAS 128:

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                           ----------------------------  ----------------------------
                                                               1999            1998           1999           1998
                                                           -------------  -------------  -------------  -------------
                 Net earnings (loss) - (numerator)         $    204,809        199,341   $    217,362   $    130,909
                 Basic:
                 Average common shares outstanding
                  (denominator)                               7,616,296      7,497,096      7,615,756      7,451,035
                                                           =============  =============  =============  =============
                 Net earnings(loss) per
                  Common share - basic                     $        .03   $        .03   $        .03   $        .02
                                                           =============  =============  =============  =============
                 Diluted:
                 Average common shares outstanding            7,616,296      7,497,096      7,615,756      7,451,035
                  Effect of dilutive options                    249,189        444,947        401,147        383,035
                                                           -------------  -------------  -------------  -------------
                 Adjusted average common shares
                  (denominator)                               7,865,485      7,942,043      8,016,903      7,834,070
                                                           =============  =============  =============  =============
                 Net earnings (loss) per
                  common share-diluted                     $        .03   $        .03   $        .03   $        .02
                                                           =============  =============  =============  =============

All options and warrants outstanding for the three and nine months ended September 30, 1999 and 1998 are included in the calculation of diluted weighted average shares.

                            800 TRAVEL SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE C:  COMMITMENTS AND CONTINGENCIES

Software Agreements

In May 1999, 800 Travel Systems entered into a five-year agreement with its reservation system provider. Pursuant to this agreement, the reservation system provider agreed to pay 800 Travel Systems an incentive that is recorded as unearned revenue. This incentive will be recognized as revenue ratably over the life of the agreement. If 800 Travel Systems should terminate or be deemed in default upon the terms of this agreement, 800 Travel Systems agrees to repay this incentive in full.

Agreements with Related Parties

In April 1999, 800 Travel Systems entered into a $60,000 loan agreement and a $100,000 deferred compensation agreement with Mr. Mark Mastrini, President and CEO of 800 Travel Systems. The loan amount will be forgiven in two $30,000 installments if Mr. Mastrini is employed by 800 Travel Systems as of January 1, 2000 and 2001. The total deferred compensation will be paid if Mr. Mastrini is employed by 800 Travel Systems as of April 1, 2009.

Phone Agreements

In August 1999, the Company entered into a new agreement with its telephone provider which provided an agreed upon rate for its services. This rate is based upon the Company reaching an annual minimum charge for its long-distance services. The Company anticipates reaching this annual minimum charge.

                            800 TRAVEL SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

800 Travel Systems operates as a direct marketer of travel-related services, primarily providing low-priced airline tickets for domestic and international travel through its easy to remember, toll-free numbers "1-800-LOW-AIR-FARE" (1-800-569-2473), "1-800-FLY-4-LESS" (1-800-359-4537) and "1-888-999-VUELA"
(1-888-999-8835). To answer and service these incoming telephone calls from customers, 800 Travel Systems operates call centers in Tampa, Florida and San Diego, California. 800 Travel Systems' operating revenues presently consist of commissions on air travel tickets, override commissions on air travel tickets booked on certain airlines, segment incentives under 800 Travel Systems' agreement with its reservation system provider, co-op promotions with suppliers of travel related products and services and service fees charged to customers. The management of 800 Travel Systems is currently formulating a strategy to diversify its revenues.

800 Travel Systems' new diversified strategy will leverage its core competencies of low cost, call center operations, travel industry expertise and Internet technologies. As anticipated by the management of 800 Travel Systems, airline commissions were further reduced in October 1999 and will negatively impact future revenues to the extent that such reduced revenues may be partially offset by increases in service fees charged to customers. This diversified strategy should lessen the current dependency on air travel reservations and should help offset the anticipated continued pressure on margins from airline commission reductions and other competitive forces. To facilitate the changes needed to successfully complete this new diversified "brick and mortar" and Internet initiative, together commonly called "click and mortar", 800 Travel Systems has started to recruit and reorganize management talent, redesign the existing organization and pursue strategic alliances and acquisitions.

In addition to its traditional "brick and mortar" call center facilities, 800 Travel Systems is developing its Internet initiative which includes both interactive as well as stand-alone technologies. 800 Travel Systems anticipates that this Internet initiative will enable consumers to make electronic purchases by utilizing its web site at http://www.lowairfare.com. This web site is expected to utilize technology that is currently being co-developed by 800 Travel Systems. This web site was released for testing in October 1998 and then for limited operations in January 1999 and is currently being enhanced to improve certain features and functions. In addition to the convenience of on-line purchasing, this reservation system provides the consumer with interactive, human intervention with 800 Travel Systems' reservation agents who can make suggestions that may improve the customer's travel experience and/or reduce the cost of travel. Management believes this human intervention will improve agents' close ratios, increase sales and give 800 Travel Systems a competitive advantage in the fast-growing, electronic commerce marketplace. In addition to the current technologies being utilized to provide its traditional services, 800 Travel Systems is exploring prevailing technologies such as wireless and broadband to further market these services.

Gross reservations represent the aggregate retail value of the tickets sold to consumers, excluding delivery and service fees charged by the Company. For comparative purposes, it is important to recognize that certain other travel companies report their gross reservations as revenues. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the three and nine months ended September 30, 1999 and 1998 were $21,455,622, $23,265,047, $60,195,762 and
$59,234,429, respectively.

800 Travel Systems' revenues are a function of the number and price of the tickets its sells and the percentage of the price of such tickets it retains as commissions and override commissions, as well as the service charge imposed on customers. As a result of its agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, 800 Travel Systems is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel Systems is a broker for tickets it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory. 800 Travel Systems' operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers including payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses including rent and computer maintenance fees; and interest, fees and expenses associated with 800 Travel Systems' financing activities.

                            800 TRAVEL SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

Set forth below for the periods indicated are the revenues as a percentage of gross reservations, and operating expenses, other income and net earnings (loss) as a percentage of revenues, for the three and nine month periods ended September 30, 1999 and 1998, respectively.

                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                       ---------------------   ---------------------
                                         1999        1998        1999        1998
                                       ---------   ---------   ---------   ---------
Revenues
    Commissions                          10.4% *     10.1% *     10.1% *     10.0% *
    Ticket delivery and service fees      5.8%        5.0%        5.6%        4.5%
                                       ---------   ---------   ---------   ---------
    Total Revenue                        16.2%       15.1%       15.7%       14.5%

Operating Expenses
    Employee costs                       45.8% **    48.1% **    47.8% **    46.8% **
    SG & A, other                        49.1%       46.8%       50.7%       52.4%
                                       ---------   ---------   ---------   ---------
    Total Operating Expenses             94.9%       94.9%       98.5%       99.2%
                                       ---------   ---------   ---------   ---------
Other Income                              0.8%        0.6%        0.8%        0.7%

Net Earnings                              5.9%        5.7%        2.3%        1.5%
                                       =========   =========   =========   =========

* Revenues as a percentage of gross reservations.
** Expenses as a percentage of revenues.



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues for the three months ended September 30, 1999 were approximately equal to the revenues for the three months ended September 30, 1998. The average revenue per ticket increased and was offset by a decrease in the volume of tickets sold. The increased average revenue per ticket is attributed to additional delivery and service fees charged to customers and commissions related to the new contract with 800 Travel Systems' reservation system provider and was partially offset by a reduction in airline commissions. The decreased volume of tickets sold was primarily due to increased competitive pressures from Internet-based, on-line travel agencies, less productive, new reservation agents who were hired as a result of normal attrition, reduced reservation agent hours worked as a result of schedule adjustments and new reservation agents who were hired to replace certain experienced agents that were reassigned to develop 800 Travel Systems' Internet initiative. To increase the volume of ticket sales, 800 Travel Systems is continuing to develop its Internet initiative by improving its web site (http://www.lowairfare.com) which currently enables customers to make reservations on-line with human intervention. 800 Travel Systems' web site when fully implemented will allow for "stand-alone" and/or human intervention, which Management believes will result in more reservations booked. To increase the volume of ticket sales in its traditional "brick and mortar" operations, 800 Travel Systems intends to improve certain core competencies such as negotiated discounted ticket pricing with airlines, hiring additional reservation agents, increasing reservation agent hours worked through schedule adjustments, increasing travel-related products to sell and increasing and/or reallocating advertising dollars to new advertising programs. Revenues as a percentage of gross reservations increased to 16.2% for the three months ended September 30, 1999 from 15.1% for the three months ended September 30, 1998. This increase represents a 7.3% improvement in the mix of revenues generated by commissions and fees on gross reservations. Gross reservations booked for the three months ended September 30, 1999 decreased $1.8 million or 7.8% to $21.5 million. This decrease resulted from a lower volume of tickets sold and was partially offset by an increase in the average reservation price per ticket.

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

OPERATING EXPENSES. Operating expenses for the three months ended September 30, 1999 were approximately equal to the operating expenses for the three months ended September 30, 1998. Operating expenses as a percentage of revenues remained relatively constant. Employee costs decreased to $1.6 million (or 45.8% of revenues) for the three months ended September 30, 1999 from $1.7 million (or 48.1% of revenues) for the three months ended September 30, 1998. This $.1 million decrease resulted primarily from lower reservation agent wages and was partially offset by increases in quality control and corporate wages. Employee costs as a percentage of revenues decreased primarily from an increase in revenue per ticket sold and was partially offset by new reservation agents, who are initially less productive, that were hired to replace experienced agents who were reassigned to the Internet initiative. Employee costs as a percentage of revenues were also negatively impacted by increased competitive pressures resulting in customers making more telephone calls to compare prices before deciding to purchase. Management believes the percentage of operating expenses to revenues will improve as new reservation agents mature and efficiencies from certain operational improvements are realized. Other selling, general and administrative ("SG&A") expenses increased to $1.7 million (or 49.1% of revenues) for the three months ended September 30, 1999 from $1.6 million (or 46.8% of revenues) for the three months ended September 30, 1998. This $.1 million increase resulted primarily from additional advertising, professional fees, travel and training expenses and was partially offset by decreases in telephone and ticket delivery expenses. Other SG&A expenses as a percentage of revenues increased primarily from the additional advertising required in the increasingly competitive marketplace. Effective May 1999, 800 Travel Systems signed a new contract with its reservation system provider. According to this new contract, 800 Travel Systems must now maintain its reservation computer hardware, therefore Management expects the related operating expenses associated with such maintenance to increase and be offset by an increase in commission revenues from this reservation system provider.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems expects earnings before income taxes for the year ended December 31, 1999 to be offset with operating loss carry forwards from prior years.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Revenues increased $.8 million, or 9.7%, to $9.4 million for the nine months ended September 30, 1999. This increase resulted from an increase in the average revenue per ticket and was partially offset by a decrease in the volume of tickets sold. The increased average revenue per ticket is attributed to increased delivery and service fees charged to customers and commissions related to the new contract with 800 Travel Systems' reservation system provider and was partially offset by a reduction in airline commissions. The decreased volume of tickets sold was primarily due to increased competitive pressures from Internet-based, on-line travel agencies, less productive, new reservation agents who were hired as a result of normal attrition, reduced reservation agent hours worked as a result of schedule adjustments and by less productive, new reservation agents who were hired to replace certain experienced agents that were reassigned to develop 800 Travel Systems' Internet initiative. Revenues as a percentage of gross reservations increased to 15.7% for the nine months ended September 30, 1999 from 14.5% for the nine months ended September 30, 1998. This increase represents a 8.3% increase in the mix of revenues generated by commissions and fees on gross reservations. Gross reservations booked for the nine months ended September 30, 1999 increased $1 million or 1.6% to $60.2 million. This increase resulted from a higher average reservation price per ticket and was partially offset by a decrease in the volume of tickets sold.

OPERATING EXPENSES. Operating expenses increased $.8 million, or 8.9%, to $9.3 million for the nine months ended September 30, 1999. Operating expenses as a percentage of revenues remained relatively constant. Employee costs increased to $4.5 million (or 47.8% of revenues) for the nine months ended September 30, 1999 from $4.0 million (or 46.8% of revenues) for the nine months ended September 30, 1998. This $.5 million increase resulted primarily from higher reservation agent, quality control and corporate wages. Employee costs as a percentage of revenues increased primarily from less productive, new reservation agents who were hired as a result of normal attrition. New reservation agents, who are initially less productive, were also hired to replace experienced agents who were reassigned to 800 Travel Systems' Internet initiative. Employee costs as a percentage of revenues were also negatively impacted by increased competitive pressures resulting in customers making more telephone calls to compare prices before deciding to purchase. Other selling, general and administrative ("SG&A") expenses increased to $4.8 million (or 50.7% of revenues) for the nine months ended September 30, 1999 from $4.5 million (or 52.4% of revenues) for the nine months ended September 30, 1998. This $.3 million increase resulted primarily

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

from additional advertising, professional fees, travel and training expenses and was partially offset by decreases in ticket delivery expenses. Other SG&A expenses as a percentage of revenues decreased primarily from an increase in revenue per ticket sold.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems expects earnings before income taxes for the year ended December 31, 1999 to be offset with operating loss carry forwards from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $.7 million for the nine months ended September 30, 1999 primarily as a result of net earnings and depreciation and increases in accounts payable and unearned revenues and offset by an increase in receivables. For the nine months ended September 30, 1998, net cash used in operating activities was $1.3 million primarily as a result of a decrease in accounts payable and an increase in receivables.

Net cash used in investing activities was $.4 million for the nine months ended September 30, 1999 primarily as a result of software development costs incurred in connection with the development of its Internet initiative. For the nine months ended September 30, 1998, net cash used in investing activities was $2.3 million primarily as a result of the acquisition of the San Diego, California call center operation in January 1998.

Net cash provided by financing activities was $14,731 for the nine months ended September 30, 1999 primarily as a result of net proceeds received from the exercise of options and warrants. For the nine months ended September 30, 1998 net cash provided by financing activities was $6 million primarily as a result of net proceeds received from the initial public offering (IPO) in January 1998.

In April 1999, 800 Travel Systems entered into a $60,000 loan agreement and a $100,000 deferred compensation agreement with Mr. Mark Mastrini, President and CEO of 800 Travel Systems. The total loan amount will be forgiven and the deferred compensation will be paid if Mr. Mastrini is employed by 800 Travel Systems as of January 1, 2001 and April 1, 2009, respectively.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund both the short and long-term capital and liquidity needs of 800 Travel Systems for the foreseeable future. 800 Travel Systems has budgeted approximately $3.5 million for capital expenditures, nearly all of which is intended for the Internet initiative and necessary computer hardware relating to the new contract with the reservation system provider effective May 1999. Approximately $.6 million has been expended through September 30, 1999 with the remainder to be expended within the next 18 months. If cash expected to be provided by operating activities is not sufficient to satisfy 800 Travel Systems' liquidity and capital requirements, 800 Travel Systems may seek to sell additional equity or debt securities. The sale of equity securities or convertible debt could result in additional dilution to 800 Travel Systems' shareholders. There is no assurance that financing will be available in amounts or on terms acceptable to 800 Travel Systems, if at all.

YEAR 2000 READINESS

The economy in general, and the travel and transportation industry in particular, may be adversely affected by risks associated with the onset of the Year 2000. 800 Travel Systems' business, financial condition, and results of operations could be materially adversely affected if systems that it operates or systems that are operated by other parties (e.g., SABRE, members of the airline industry, air traffic controllers, utilities, telecommunications service providers, data providers, credit card transaction processors) with which 800 Travel Systems' systems interface, are not Year 2000 compliant in time. There can be no assurance that the systems of 800 Travel Systems or the systems of these other parties will continue to properly function and interface and will otherwise be Year 2000 compliant. Although 800 Travel Systems is not aware of any threatened claims related to the Year 2000, 800 Travel Systems may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on 800 Travel Systems. 800

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

Travel Systems has no insurance coverage to offset these and other business risks related to the Year 2000. The key systems integral to the operations of 800 Travel Systems' business are the SABRE computer reservation system and its telephone switching equipment. Because 800 Travel Systems books tickets in advance (in certain cases up to ten months in advance), Year 2000 problems could have surfaced as early as the three months ended September 30, 1999, but have not yet materialized. Representatives of SABRE have completed the project to ensure that the SABRE system is Year 2000 compliant. 800 Travel Systems, together with its telephone equipment vendors, has already completed service intended to ensure its telephone switching equipment is Year 2000 compliant. 800 Travel Systems has substantially completed testing its systems and does not see a need for substantial future expenditures with respect to its systems.

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

Contingency Plans.

Given the interdependence of 800 Travel Systems and certain third parties, for example SABRE, ARC and other members of the airline industry, 800 Travel Systems may be unable to maintain continuous operations if the systems of one or more of these parties is not Year 2000 compliant. To the extent practicable and cost beneficial, 800 Travel Systems has developed contingency plans designed to minimize the disruption to operations in the event of failure of 800 Travel Systems' or third parties' systems to be Year 2000 Compliant. For example, 800 Travel Systems plans to have dedicated staff available at crucial dates to remedy unforeseen problems and may install defensive code to protect its real-time systems from improperly formatted date data supplied by third parties.

800 Travel Systems' total costs of its year 2000 project are not material, however, there can be no assurances that the costs resulting from year 2000 issues will not have a material impact on 800 Travel Systems' business, operations or financial condition in future periods.

Seasonality.

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

FORWARD-LOOKING STATEMENTS - RISK FACTORS

Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "800 Travel Systems," "company," "we," "our," and "us" refer to 800 Travel Systems, Inc. The words "expect", "believe", "goal", "plan", "intend", "anticipate", "estimate", "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis of Financial Condition

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of 800 Travel Systems, its Directors or its Officers about 800 Travel Systems and the industry in which it operates, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to further develop and improve our Internet capabilities and diversify revenues utilizing our call center operation and travel industry expertise; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) our Year 2000 readiness plans and costs; and (vi) our ability to respond to changes in customer demand, including as a result of increased competition and the increase of Internet activity. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting fuel and other travel costs and their effect on the volume of consumer air travel; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for strategic alliances in the travel and telemarketing areas;
(iii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition from traditional and Internet-based travel agencies, consolidators and the airlines themselves, changes in the commissions paid by airlines, and increased labor, marketing, computer software/hardware and telecommunications costs; (iv) the availability and capabilities of the SABRE electronic travel reservation system and ancillary software; (v) the success of our Internet initiatives; (vi) changes in commission rates; (vii) the improved productivity of our reservation agents as they gain experience and utilize technological improvements; (viii) our Year 2000 readiness and the Year 2000 readiness of third parties with which we have material relationships, particularly SABRE; (ix) our rights to the use of software and other intellectual property and the potential for others to challenge and otherwise adversely affect such rights; and (x) other factors including those identified in our filings with the SEC including but not limited to information under the heading "Risk Factors" in the Form SB-2 Registration Statement and Prospectus for 800 Travel Systems' initial public offering as amended, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Considerations in 800 Travel Systems' Form 10-QSB for the quarter ended June 30, 1999", "Business" in 800 Travel Systems' Form 10-KSB for the year ended December 31, 1998, and the following risk factors:

Investors should carefully consider the following risk factors, in addition to the other information concerning the factors affecting forward looking statements. Each of these risk factors could adversely affect our business, operating results and financial condition as well as adversely affect the value of an investment in the company.

We have a limited operating history; history of losses; future operating results.

We have been operating for less than four years and during that time we have generated a significant accumulated operating loss. There can be no assurance that we will be able to operate profitably, particularly if we seek to expand through acquisitions or the addition of new Internet services. We only recently expect to initiate our online operations and, accordingly, our prospects in this field must be considered in light of the difficulties encountered in any new business.

We are dependent on the SABRE System.

Our ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon its contractual right to use, and the performance of, the SABRE electronic travel reservation system. In May 1999, 800 Travel Systems entered into a five-year agreement with SABRE, Inc. to lease the SABRE system in its Tampa and San Diego reservation centers. If the SABRE system were to cease functioning, or if we were to lose our contractual right to use the SABRE system through our inability to renew the agreement, upon expiration thereof or through a default by us or other termination event under the agreement during the term thereof, we would not be able to conduct operations until a replacement system

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

was installed and became operational. Only a very limited number of companies provide reservation systems to the travel agency industry. There can be no assurance that a replacement system could be obtained on comparable terms or if obtained, installed in time to successfully continue operations.

During any interruption in the operation of SABRE, 800 Travel Systems would lose revenues. Other travel agencies using other travel reservation systems would not be subject to such interruption of their operations, and we may lose market share to such competitors. Upon the interruption of the operation of the SABRE system, we could decide to commence operations with another travel reservation system. Substantial expenses could be required for acquiring the right to use a new system and retraining reservation agents. In addition, any impairment of the SABRE system which does not cause us to cease operations could, nevertheless, adversely affect the quality of our services, resulting in lost revenues or market share and could require us to subscribe to a different travel reservation system.

We are subject to adjustments in airline commissions.

In October 1999, the major airlines announced reductions in the commissions they will pay travel agents from approximately 8% to 5%. We anticipate continued downward pressure on airline commission rates. Such reductions and future reductions, if any, could have a material adverse effect on our operations.

If travel related Internet services or the diversified use of our call center operations do not achieve widespread market acceptance, our business may not grow.

Our success will depend in large part on widespread market acceptance of the Internet as a vehicle for the buying of airline tickets and other travel related products and services as well as the diversified use of our call center operations. If the online market develops more slowly than expected, or if our services do not achieve widespread market acceptance, our business will grow more slowly than expected. Our future growth, if any, will depend on critical factors including but not limited to: (i) the growth of the Internet as a tool used in the process of buying airline tickets and other travel related products and services; (ii) our ability to successfully and cost-effectively market our services to a sufficiently large number of people; and (iii) our ability to consistently deliver high quality and fast and convenient service at competitive prices.

Our revenues will not grow as much as we anticipate if the market for our services does not continue to develop, our services do not continue to be adopted or consumers fail to significantly increase their use of the Internet as a tool in the process of buying airline tickets and other travel related products and services.

We may be unable to develop new relationships with strategic partners and maintain our existing relationships.

Our business depends on establishing and maintaining relationships with airlines, SABRE and others. As a result of our agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, 800 Travel Systems is able to charge its customers a service charge, while still offering low-priced tickets. We cannot assure you that we will be able to establish new relationships or maintain existing relationships. If we fail to establish or maintain these relationships, it could adversely affect our business.

We operate in a highly competitive market with low barriers to entry which could harm our business.

While the market for buying airline tickets and other travel related products and services on the Internet is relatively new and rapidly evolving, it is already competitive and characterized by entrants that may develop services similar to ours. Many of our existing competitors, as well as our potential competitors, have longer operating histories on the Web, greater name recognition, higher amounts of user traffic and significantly greater financial, technical and marketing resources than we do. In addition, there are relatively low barriers to entry to our business. We do not have patents or other intellectual property that would preclude or inhibit competitors from entering the market. Moreover, due to the low cost of entering the market, competition may intensify and increase in the future. We compete against other online travel web sites. We also compete with traditional methods used by travel agents to market airline tickets, including yellow pages, classified ads, travel

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

brochures and other media advertising. This competition may limit our ability to become profitable or result in the loss of market share.

Our sales affiliates and employees are not subject to noncompetition agreements. In addition, our business model does not involve the use of a large amount of proprietary information. As a result, we are subject to the risk that our sales affiliates or employees may leave us and may start competing businesses. The emergence of these enterprises will further increase the level of competition in our market and could harm our growth and financial performance.

We may not be able to maintain our Web domain name, which may cause confusion among Web users and decrease the value of our brand name.

We currently hold a Web domain name relating to our brand. Currently, the acquisition and maintenance of domain names is regulated by governmental agencies and their designees. The regulation of domain names in the U.S. and in foreign countries is expected to change in the near future. As a result, we may not be able to maintain our domain name. These changes could include the introduction of additional top level domains, which could cause confusion among Web users trying to locate our sites. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to ours. The acquisition of similar domain names by third parties could cause confusion among Web users attempting to locate our site and could decrease the value of our brand name.

We may not be able to recruit and retain the personnel we need to succeed.

We may be unable to retain our key employees and consultants and key sales agents or attract, assimilate or retain other highly qualified employees and sales agents in the future. Our future success depends on our ability to attract, retain and motivate highly skilled employees and sales agents. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, it may be difficult for us to manage our business and meet our objectives.

A failure in the performance of our Web hosting facility systems could harm our business and reputation.

We depend upon a third party Internet service provider to host and maintain our web site. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our web site or a decrease in responsiveness of our web site service could result in reduced revenue, and could be harmful to our reputation and brand. Our Internet service provider does not guarantee that our Internet access will be uninterrupted, error free or secure. Any disruption in the Internet service provided by such provider could significantly harm our business. In the future, we may experience interruptions from time to time. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service. Our Web servers must be able to accommodate a high volume of traffic and we may in the future experience slower response times for a variety of reasons. If we are unable to add additional software and hardware to accommodate increased demand, this could cause unanticipated system disruptions and result in slower response times. Ticket buyers may become dissatisfied by any system failure that interrupts our ability to provide access or results in slower response time.

Our Internet software development efforts may not succeed.

We are in the process of working to enhance and expand our business and opportunities through the use of the Internet and we are exposed to various risks and uncertainties related to our arrangements or agreements with third parties for the co-development or development of software systems for use in conjunction with our Internet initiatives. Such risks and uncertainties include but are not limited to the following: (i) we may expend significant funds for co-development or development of software that exceed the benefits, if any, ultimately derived from such software; (ii) any software co-developed by us or developed for us may be functionally or technologically obsolete by the time co-development or development is completed; (iii) the timetables necessary to attain the advantages anticipated from such co-development or development may not be achieved; (iv) others may develop similar software and make such software

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

available to our competitors or our competitors may develop similar software or the software developed by others may have features and benefits beyond the capabilities of the software co-developed, licensed or otherwise utilized by us;
(v) our rights with respect to any co-development or development arrangement may become the subject of disputes and may result in our not having any rights in or to such software and result in claims of violations of intellectual property rights which could result in significant defense cost and the possibility of damages being assessed against us; and (vii) key individuals involved in connection with any software co-development arrangement with us could become unable to complete or continue the co-development, which could cause the co-development to end, or result in significant delays and increases in costs to continue such co-development.

We may be liable for infringing the intellectual property rights of others.

We may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time consuming, resulting in costly litigation and diversion of technical and management personnel, cause delays in the development and release of new products or services, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could harm our business.

Our failure to protect our intellectual property could adversely affect our brand and our business.

We rely on a combination of trademark and copyright law and trademark protection. Despite our efforts, we cannot be sure that we will be able to prevent misappropriation of our intellectual property. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources away from the operation of our business.

Risks Related To The Internet Industry

Our business will suffer if we fail to adapt to evolving standards and technologies.

The standards and technologies that make up the Internet will evolve and change over time. We must adapt our services to maintain compatibility in the future to assure that we can continue to deliver high quality services on the Web. We may expend significant amounts of our capital to maintain and adapt our Web services without achieving any benefit in return. Our inability to deliver high quality services would lead to a decline in the demand for our services.

Third party breaches of database security could disrupt our operations and increase our capital expenditures.

A party who is able to circumvent our security measures could misappropriate proprietary database information or cause interruptions in our operations. As a result we may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches, which could harm our business.

We would lose revenues and incur significant costs if our systems or material third-party systems are not Year 2000 compliant.

The Year 2000 issue generally describes the various problems that may result from system and processing failures of date-related data and as a result of the computer-controlled systems using two digits rather than four to define the applicable year. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

We do not have formal contingency plans to address Year 2000 issues. We depend on third party providers for Web hosting and related services. We generally do not have any specific contractual rights with third party providers should their equipment or software fail due to Year 2000 issues. If this third party equipment or software does not operate properly with regard to Year 2000, we may incur unexpected expenses to remedy any problems.

Until the year 2000 occurs, we will not know for sure that all systems will then function adequately. We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with them experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our systems could result in delay or loss of revenue, interruption of services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service or warranty costs, and litigation costs, any of which could harm our business. The worst case scenario is that air traffic controller systems, the Internet, the SABRE system and telecommunications lines all fail and we are unable to deliver our products and services. There can be no assurances that 800 Travel Systems' computer systems, contingency plans and third parties compliance will substantially reduce the risk of Year 2000 non-compliance.

Internet related regulatory and legal uncertainties could harm our business.

There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, domain name registration, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues including intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel, employment and person privacy is uncertain and developing.

Our ability to generate business depends on continued growth of online commerce.

Our ability to generate business through our web site depends on continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet. We cannot assure you that the number of Internet users will continue to grow or that commerce over the Internet will become more widespread or that our sales will grow at a comparable rate. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons including but not limited to: (i) the lack of acceptable security technologies; (ii) the lack of access and ease of use; (iii) congestion of traffic; inconsistent quality of service and the lack of availability of cost-effective, high-speed service; (iv) potentially inadequate development of the necessary infrastructure; (v) governmental regulation; and (vi) uncertainty regarding intellectual property ownership.

We cannot assure you that the Internet will support increasing use or will prove to be a viable commercial marketplace.

Information displayed on our web site may subject us to litigation and the related costs.

We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to information published on our web site. We could also be subject to claims based upon the content that is accessible from our web site through links to other web sites. Defending against any such claims could be costly and divert the attention of management from the operation of our business.

Additional Risks

We may need future capital.

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

We intend to increase sales volumes by expanding our business with both our Internet initiatives as well as our traditional "bricks and mortar" call center operations. There can be no assurance that our revenues will increase as a result thereof or even continue at their current levels. As we expend significant resources to expand our operations, it is possible that we would incur losses and negative cash flow. In such event it is likely that we would require additional capital. There is no assurance that such capital will be available to us or, if available, be on terms acceptable to us.

Our revenues are unpredictable and are subject to fluctuation.

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

We will experience seasonality in our business, reflecting seasonal fluctuations in the travel industry. Seasonality in the travel industry is likely to cause quarterly fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition.

We are unable to predict the effect, if any, that anticipated problems relating to Year 2000 may have on gross reservations. If consumers perceive Year 2000 problems as a potential risk associated with air transportation, our revenues may be adversely affected.

Dependence upon key personnel.

Our success is substantially dependent upon the continuing services of Mark D. Mastrini, as well as other key personnel. While 800 Travel Systems has employed a number of executives with industry experience, the loss of Mr. Mastrini or other significant members of management could have a material adverse effect on our business, financial condition and results of operations.

Shares eligible for future sale.

800 Travel Systems is unable to predict the effect, if any, that future sales of Common Stock (or the potential for such sales), whether those currently subject to lock-up agreements or otherwise, may have on the market price of the Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock in the public market could impair our ability to raise capital through an offering of securities and may adversely affect the market price of the Common Stock.

Necessity to maintain current prospectus and registration statement.

800 Travel Systems must maintain an effective registration statement on file with the Commission before the holder of any of the warrants sold in its IPO (the "Warrants") may be redeemed or exercised. It is possible that 800 Travel Systems may be unable to cause a registration statement covering the Common Stock underlying the Warrants to be effective. It is also possible that the Warrants could be acquired by persons residing in states where 800 Travel Systems is unable to qualify the Common Stock underlying the Warrants for sale. In either event, the Warrants may expire unexercised, which would result in the holders losing all the value of the Warrants. There can be no assurance that we will be able to maintain an effective registration statement covering the issuance of Common Stock upon redemption or exercise of the Warrants. If we are unable to maintain an effective registration for the issuance of Common Stock upon redemption of exercise of the Warrants, we may be subject to claims by the Warrant holders.

                             800 TRAVEL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)

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

The Warrants are subject to redemption by 800 Travel Systems in certain circumstances. 800 Travel Systems' exercise of this right would force a holder of a Warrant to exercise the Warrant and pay the exercise price at a time when it may be disadvantageous for the holder to do so, to sell the Warrant at the then current market price when the holder might otherwise wish to hold the Warrant for possible additional appreciation, or to accept the redemption price, which is likely to be substantially less than the market value of the Warrant in the event of a call for redemption. Holders who do not exercise their Warrants prior to redemption by 800 Travel Systems will forfeit their right to purchase the shares of Common Stock underlying the Warrants. The foregoing notwithstanding, 800 Travel Systems may not redeem the Warrants at any time that a current registration statement under the Securities Act covering the sale of the shares of Common Stock issuable upon exercise of the Warrants is not then in effect. There can be no assurance that we will be able to maintain an effective registration statement covering the issuance of Common Stock upon redemption or exercise of the Warrants. If we are unable to maintain an effective registration for the issuance of Common Stock upon redemption of exercise of the Warrants, we may be subject to claims by the Warrant holders.


PART II.  OTHER INFORMATION

Item 6.  Exhibits, Lists and Reports on Form 8-K
         (a) Exhibits:

Exhibit                            Description
-------                            -----------

3.1    -- Amended and Restated Certificate of Incorporation (1)
3.2    -- Amended and Restated Bylaws (1)
10.1   -- Form of Registrant's 1997 Stock Option Plan (1)
10.2 -- Promissory Note of 800 Travel Systems dated November 7, 1995 in the amount of $30,000 to the order of S. Travel, Inc. due and payable November 7, 1997 (1)
10.3 -- Promissory Note of 800 Travel Systems dated November 7, 1995 in the amount of $30,000 to the order of S. Travel, Inc. due and payable November 7, 1998 (1)
10.4   -- Redemption Agreement between 800 Travel Systems and Michael Cantor (1)
10.5   -- Form of Redemption Agreement between 800 Travel Systems and Jose
          Colon (1)
10.6   -- Agreement between 800 Travel Systems and Perry Trebatch (1)
10.7 -- Lease dated February 10, 1996 between JFJ Real Estate L.P. and the Company (1)
10.8   -- Airlines Reporting Corporation ("ARC") Agent Reporting Agreement (1)
10.9   -- Letter dated march 6, 1996 from ARC approving change of ownership (1)
10.10 -- Subscriber Service Agreement dated November 27, 1995 between the Company and Payroll Transfers Interstate, Inc. (1)
10.11 -- Form of Employment Agreement between 800 Travel Systems and Mark D. Mastrini (1)
10.12 -- Form of Employment Agreement between 800 Travel Systems and Jerrold B. Sendrow (1)
10.13 -- Form of Employment Agreement between 800 Travel Systems and Biagio Sendrow (1)
10.14 -- Form of Consulting Agreement between 800 Travel Systems and Lucien Bittar (1)
10.15  -- Agreement of March 1, 1997 between 800 Travel Systems and Global

                             800 TRAVEL SYSTEMS INC.

          Discount Travel Services (1)
10.16 -- Lease Agreement effective November 27, 1995 between 800 Travel Systems and Roque De La Fuente Alexander Revocable Trust No. 1, and addendum thereto dated June 27, 1995 (1)
10.17 -- Form of Promissory Note in amount of $50,000 issued by Michael Gaggi to 800 Travel Systems (1)
10.18 -- Form of Promissory Note in amount of $9,000 issued by Lucien Bittar to 800 Travel Systems (1)
10.19 -- Form of Promissory Note in amount of $50,000 issued by Vito Balsamo to 800 Travel Systems (1)
10.20 -- Form of Registration Rights Agreement among 800 Travel Systems, Michael Gaggi and Pasquale Guadagno (1)
10.21 -- Amended Release and Redemption Agreement, dated September 4, 1997, between 800 Travel Systems and Michael Cantor (amending the agreement listed as Exhibit 10.4 above (1)
10.22 -- Amended Release and Redemption Agreement, dated September 4, 1997, between 800 Travel Systems and Jose Colon (amending the agreement listed as Exhibit 10.5 above) (1)
10.23 -- Form of Amendment to Agreement, dated September __, 1997, between the Company and Perry Trebatch (amending the agreement listed as Exhibit 10.6 above) (1)
10.24 -- Form of Amendment to Agreement, dated November __, 1997, between the Company and Perry Trebatch (amending the agreement listed as Exhibit
          10.6 above, as amended by the agreement listed as Exhibit 10.29 above) (1)
10.25  -- Amended and Restated Release and Redemption Agreement, dated
          November __, 1997, between 800 Travel Systems and Michael Cantor (amending the agreement listed as Exhibit 10.4 above, as amended by amended agreement listed as Exhibit 10.27 above) (1)
10.26  -- Amended and Restated Release and Redemption Agreement, dated
          November __, 1997, between 800 Travel Systems and Jose Colon (amending the agreement listed as Exhibit 10.5 above, as amended by amended agreement listed as Exhibit 10.28 above) (1)
10.27 -- Agreement dated March 20, 1998 between 800 Travel Systems and Joseph Stevens Group, LLC (2)
10.28 -- Pledge Agreement dated March 22, 1998 between 800 Travel Systems, Joseph Stevens Group, LLC and Phillips Nizer Benjamin Krim & Ballon LLP (2)
10.29  -- 1998 Stock Option Plan (3)
10.30* -- SABRE Subscriber Agreement dated May 1, 1999 between 800 Travel
          Systems and SABRE, Inc. (5)
10.31 -- Loan and Pledge Agreement dated April 1, 1999 between 800 Travel Systems and Mark Mastrini (5)
10.32 -- Deferred Compensation Agreement dated April 20, 1999 between 800 Travel Systems and Mark Mastrini (5)
10.33* -- Phone Agreement dated August 24, 1999 between 800 Travel Systems and
          AT&T
10.34 -- Employment agreement dated September 16, 1999 between 800 Travel Systems and Robert B. Morgan
27.1   -- Financial Data Schedule (for SEC use only)


(1) Incorporated by reference to 800 Travel Systems' Registration Statement on Form SB-2 No. 333-28237.
(2) Incorporated by reference to 800 Travel Systems' Report on Form 8-K filed March 30, 1998.
(3) Incorporated by reference to 800 Travel Systems' Registration Statement on Form S-8 filed December 15, 1998.

                             800 TRAVEL SYSTEMS INC.

(4) Incorporated by reference to 800 Travel Systems' Report on Form 10-KSB/A filed March 31, 1999.
(5) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed August 14, 1999.

* Portions of this exhibit are the subject of a confidential treatment request.

(b) Reports on Form 8-K.

    None.





                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 11, 1999

                                800 TRAVEL SYSTEMS, INC.
                                ------------------------------------
                                (Registrant)


                                By:      /s/ Mark D. Mastrini
                                    --------------------------------
                                    Mark D. Mastrini, President, Chief Executive
                                    Officer and Chief Operating Officer



                                By:      /s/ Robert  B. Morgan
                                    --------------------------------
                                    Robert B. Morgan,  Chief Financial Officer