Form 10KSB
period 1999-12-31
800 TRAVEL SYSTEMS INC
filed 2000-03-30
CIK 1039208

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ___________________

                         Commission file number 1-13271

                            800 TRAVEL SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                 Delaware                               59-3343338
          (State of incorporation)           (IRS Employer  Identification No.)

      4802 Gunn Highway, Tampa, Florida                       33624
     (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (813) 908-0404

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $0.01 par value
                    Redeemable Common Stock Purchase Warrants

        Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The revenues of registrant for the fiscal year ended December 31, 1999 were $12,193,633.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 21, 2000, was approximately $23,435,079 based upon a last sales price of $3.375.

     As of March 21, 2000, there were 7,616,296 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:


     Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB Report except with respect to information specifically incorporated by reference in this Form 10-KSB Report, the Definitive Proxy statement is not deemed to be filed as a part hereof.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This description contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risks set forth herein and elsewhere in this Form 10-KSB. The Company assumes no obligation to update any forward-looking statements contained herein.

GENERAL

800 Travel Systems, Inc. referred to herein as "800 Travel Systems", "800 Travel", "the Company", "we", "our", "us" is a leading direct marketer of travel related services, focused primarily on providing air transportation reservation services. The Company provides low-priced airline tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers and through its website on the World Wide Web (at www.LowAirFare.com). The Company operates two reservation centers, one in Tampa, Florida and the other in San Diego, California 7 days a week throughout the year.

The Company generates revenues principally from (i) commissions on air travel tickets including override commissions on air travel tickets the Company books on certain airlines, (ii) segment incentives under its contract with SABRE, and
(iii) service fees that it charges its customers. The Company markets its services primarily by advertising in Yellow Pages throughout the continental United States with populations whose general travel profiles are attractive to the Company.

800 Travel is currently in the process of integrating an Internet business model with its existing model. The resulting business model will allow 800 Travel Systems to focus on new business to business ("B2B") as well as business to consumer ("B2C") travel markets. We believe this strategy will diversify our future revenues. 800 Travel Systems' new diversified strategy seeks to leverage Internet technologies with its core competencies of low cost, call center operations and travel industry expertise. This diversified strategy should lessen the current dependency on air travel reservations and should help offset the anticipated continued pressure on margins from airline commission reductions and other competitive forces. To facilitate the changes needed to successfully complete this new diversified Internet initiative with "brick and mortar", together commonly called "click and mortar", 800 Travel Systems has started to recruit and reorganize management talent, redesign the existing organization and pursue strategic alliances and acquisitions. The Company anticipates its operating and marketing expenses to increase as its growth strategy is executed.

In January 1998, 800 Travel Systems completed its initial public offering ("IPO") in which it sold 1,350,000 shares of Common Stock and 3,105,000 warrants (including 405,000 warrants for the underwriters over-allotment option). The gross proceeds of the IPO were approximately $7,138,000. Simultaneously with the IPO, 800 Travel Systems completed the acquisition of the Joseph Stevens Group, Inc. ("Stevens"). Stevens' 50 reservation agents provided airline tickets for domestic and international leisure travel to consumers through its call center located in San Diego, California. In consideration for all of the outstanding capital stock of Stevens, pursuant to the Merger Agreement among 800 Travel Systems, Stevens and the Joseph Stevens Group, LLC ("JSG"), the sole shareholder of Stevens, 800 Travel Systems issued to JSG 383,333 shares of Common Stock; 250,000 Warrants identical to those sold in the IPO; and a promissory note in the amount of approximately $1.6 million, which was subsequently repaid.

INDUSTRY BACKGROUND

U.S. Travel Industry. The travel industry is large and growing, with travelers in the United States spending over $502 billion on travel and tourism in 1997 according to the Travel Industry Association of America. Historically, airlines, hotels, rental car agencies, cruise lines and vacation packagers have relied on internal sales departments and travel agencies as their primary distribution channels. According to the American Society of Travel Agents ("ASTA"), travel agency sales in the United States grew from $86 billion in 1991 to $126 billion in 1997, of which approximately half was spent on leisure travel. Leisure travel bookings increased 30% from 1995 to 1997, the largest increase in recent years. Management believes that the growth in leisure travel has been driven by a number of factors, including an increase in disposable income levels in the United States, the aging of the population and the availability of affordable airfares. Airline travel (including business and leisure travel) continues to be the largest segment of the travel industry, with $70.5 billion, or 56%, of total travel booked through travel agencies in 1997. The traditional travel agency channel is highly fragmented, with few nationally recognized brands. According to Travel Weekly's 1998 U.S. Travel Agency Survey published in August 1998, there are over 28,000 travel agencies operating in more than 33,000 locations in the United States, with the average travel agency location generating less than $4 million in annual gross bookings per location.

Worldwide Travel Industry. The travel industry is very large in terms of both dollars spent and number of participants. According to the United States Department of Transportation, there will be over 700 million air passengers worldwide in 1999, rising to one billion air passengers in 2010. The World Travel and Tourism Council estimates that spending on travel and tourism worldwide will reach $3.7 trillion in 1999, growing to $7.5 trillion in 2010. According to the World Travel and Tourism Council, approximately 72% of the revenues in this market are attributable to personal travel and tourism.

Online Travel Market. As a result of pressures on traditional travel distribution channels and the emergence of new "e-commerce" opportunities, the online travel industry has grown rapidly. The Internet provides a convenient and efficient medium for sales of airline tickets by affording customers direct access to up-to-the-minute travel information, including changing fares and routes, the ability to engage in competitive shopping, and the capability to purchase tickets. According to Forrester Research, travel has already become the largest online retail category with users making an estimated $7.8 billion in airline ticket purchases and hotel and car rental reservations through travel websites in 1999, growing to an estimated $32 billion in 2004.

INTERNET INITIATIVE

800 Travel's Internet initiative commenced in January 1999 when its website was first established. Prior to this, during 1998, the Company determined that Internet competitors i) were spending millions of dollars on Internet advertising in an effort to develop a brand name; ii) were better capitalized;
iii) were larger in terms of transaction volume; and iv) had similar functionality in their websites. Recognizing these competitive pressures, the Company began to formulate an Internet strategy that would differentiate itself from the competition. To differentiate itself from the competition, the Company's website was designed to have human interaction capabilities through the Interactive Reservation Internet System ("IRIS!(TM)"), a software product developed in conjunction with the Company by e-Business Interactive Solutions, Inc. ("EIS"). The Company realized through these early efforts that enhanced Internet capabilities would be required to effectively service the expected increase in demand from the growth and popularity of e-commerce. In connection with the foregoing, 800 Travel commenced with EIS the development of enhancements to the capabilities of the agent interactive component to improve efficiencies and to further integrate such capabilities with existing operations and the anticipated stand-alone reservation booking functionality. In November 1999 and in furtherance of its Internet initiative, the Company entered into an amendment to its SABRE Agreement that will enable 800 Travel to provide its customers the ability to make travel reservations through its website without the assistance of a reservation agent (often called "stand-alone booking"). In addition, the Company entered into a development agreement with SABRE to enable the SABRE stand-alone booking system to interface with 800 Travel's other operational systems. The desired result from the above initiatives is to increase completed Internet sales in a cost effective manner by providing customers a website that offers the choice of making reservations conveniently, without an agent or if needed, with an agent. The Company expects these additions and enhancements to be in place during the first half of the year 2000. From January through November, 1999 the interactive website was staffed by approximately 2% of the Company's reservation agents and was increased to approximately 8% in December 1999 in anticipation of certain enhancements to the interactive website being implemented. 800 Travel anticipates increasing its number of Internet reservation agents when the expected enhancements are completed and when future demand warrants.

CORE COMPETENCIES; OPERATING STRATEGY

Overview. Since its inception in November 1995, 800 Travel Systems' operating strategy has been to (i) strive to provide its customers with low priced airfare on major airlines, (ii) focus on the consumer leisure air travel (iii) provide convenient, quick service to its customers, (iv) minimize call center operating costs by utilizing large, high-volume operating facilities, (v) use technology to maximize operating efficiencies, (vi) constantly review and update its relationships with major airlines and SABRE to obtain favorable commission structures and segment incentives, and (vii) provide incentives to its sales force through a performance based compensation structure. 800 Travel Systems believes this core strategy distinguishes it from most traditional travel agencies. 800 Travel Systems is currently in the process of formulating strategies to diversify through the introduction of new products and services for new customers and markets in addition to the ones listed below. (See "GROWTH STRATEGY" section below). The Company anticipates its operating and marketing expenses will increase as its growth strategy is executed.

Low Priced Airfare on Major Airlines. 800 Travel Systems has agreements with many major airlines to offer discounted airfares to its customers which often allows the Company to provide its customers with the lowest priced airfare. Utilizing the comprehensive ticket information available on its customized Turbo SABRE reservation system, the reservation agent, within seconds of a request for a particular route, can offer ticket options in ascending order of price until the customer chooses a suitable carrier and departure time. In contrast, airlines typically quote only their own fares and often quote highest fares first to avoid selling the low priced tickets. The Company believes that its ability to provide low priced airfare provides a distinct competitive advantage in attracting and retaining customers. The Company is authorized to sell tickets on behalf of all major domestic airlines including Continental, United, Northwest, TWA, American, Alaska, Delta, Midway, Southwest, and U.S. Airways. The Company constantly monitors and periodically revisits its existing relationships with individual airlines, and attempts to establish new relationships with other airlines, as part of its general strategy of keeping abreast of market conditions and industry trends.

Consumer Leisure Air Travel. 800 Travel Systems believes that consumer leisure air travel is the most profitable segment of the air travel industry and that it can compete effectively in this segment because of its high technology, telemarketing approach and the resulting efficiencies. The Company believes that its reservation agents require substantially less time to book reservations because (i) all the information they need is immediately available and the necessary steps can be conducted on their computer screens, and (ii) the Company's services are focused on air travel, which does not require research or follow-up work and can be completed in one phone call. Consequently, the Company believes that the hourly dollar value of bookings confirmed by its reservation agents are above the industry average. The Company strives to increase its reservation agents' booking rates by rewarding reservation agents with commissions for weekly sales in excess of various levels.

Convenient Service. Convenience of service and low prices are significant factors in a customer's decision to purchase air travel. The Company offers the convenience of one source for access to the low priced airfares from numerous carriers, thus eliminating the need for customers to contact several air carriers or travel agents. Online customers can access the Companys easy-to-use, interactive website at their convenience or make a toll free telephone call to the Company's reservation centers. The Company believes that its service compares favorably to that of its competitors because (i) its reservation agents provide immediate and comprehensive information, and (ii) if purchased early enough, tickets are delivered the next day by overnight courier. The Company's online and telemarketing service, along with its delivery of tickets by a next day service, eliminates the need for customers to visit a travel agency. The Company believes that its toll free telephone "vanity numbers" 1-800-LowAirFare (1-800-569-2473), 1-800-Fly4Less (1-800-359-4537) and 1-888-999-Vuela
(1-888-999-8835) promote repeat calls because they are easy to remember and can be dialed from anywhere in the U.S. or Canada.

Low Operating Costs. The Company seeks to minimize its call center operating costs by processing all reservations through large, high-volume, centralized call center facilities, rather than duplicating resources at numerous, expensive retail locations like those of traditional travel agents. The Company also seeks to minimize its call center costs by basing its marketing strategy primarily on advertising in the "airline ticket agency" section of the Yellow Pages directories throughout the United States, which the Company believes is one of the most cost effective method of advertising available. The Company contracts for its employees through a professional employee leasing organization even though Company management is responsible for training and supervising the job performance of worksite employees. The Company believes it is more economical to contract with employee providers than to directly employ workers.

Technology. 800 Travel Systems utilizes customized Internet sales and customer service software that integrates the online customer with a live reservation agent. Recent enhancements allow reservation agents to service multiple online customers at once. In addition, each of the Company's computer terminals is linked directly to the SABRE system which provides access to all major U.S. and international air carriers' routes and fares. The Company has customized the Turbo SABRE system specifically for the Company's purposes. As a result, the Company's reservation agents have fewer procedures to master and therefore become proficient on the Company's reservation system quickly, thus incurring lower training expenses.

Review and Update Relationships with Airlines and SABRE. The Company seeks to review and update its relationships with the major airlines and SABRE to obtain favorable commission structures and segment incentives. The Company believes that as a result of such efforts, it has been able to obtain commission structures that are generally more favorable than those obtained by other travel agents. Typically, the airline contracts range from one to one and a half years in length and can be cancelled on short notice. These airline carriers typically have no obligation to renew their contracts with travel agents at expiration, but 800 Travel Systems has consistently been successful in obtaining such contract renewals. Although 800 Travel Systems has a consistent history of renewing its contracts, there are no assurances that any one or several of them will be renewed.

Employee Incentives. 800 Travel Systems' reservation agents are organized into teams of approximately 20 reservation agents under one supervisor. The reservation agents earn a base hourly rate and commission, each of which is dependent upon the volume of sales generated by an agent within a moving, historic measuring period. The team supervisors, in turn, are paid based on the average sales of their team. The Company believes that this performance based compensation structure enables it to generally retain and constantly motivate the best performing reservation agents.

GROWTH STRATEGY

Overview. 800 Travel Systems' objective is to become the leading provider of discount leisure travel products and services to consumers as well other travel service providers. 800 Travel Systems' new diversified growth strategy is to expand its customer and product base aggressively, form additional strategic relationships and continue investing in technology. The key elements of 800 Travel Systems' growth strategy are as follows:

Launch an Integrated Interactive/Stand-Alone Website. In December 1999, 800 Travel Systems announced a joint venture with SABRE to integrate their existing human interaction website with a "stand-alone" website. This venture is expected to be completed in the first half of year 2000. The Company intends on providing the convenience that a "stand-alone" website provides to customers with the option to "click" to an agent if needed to help the customer complete his or her online purchase. 800 Travel Systems anticipates this "click" to an agent feature will result in a higher ratio of completed online sales ("look-to-book" or "close" ratio) than is currently being realized by Internet travel competitors.

Broaden Existing Consumer Products. 800 Travel Systems has historically realized nearly all gross reservations through airline ticket sales, however, we will explore the the possibility of selling higher volumes of cruise tickets, hotel reservations and auto rentals. The Company intends to capitalize on its market presence, existing infrastructure and customer base to promote these additional travel products. 800 Travel Systems is focusing on developing complementary products that require minimal incremental resources to sell and distribute.

Expand Strategic B2B Relationships. 800 Travel Systems seeks to develop strategic relationships to capitalize on its call center and travel operating experience and the Internet's popularity by providing travel operation functions such as, order administration, ticketing, shipping, quality control and customer service to online travel service providers who typically outsource these functions. These services are typically referred to as "e-fulfillment", "outsourcing" or "fulfillment". The Company will also determine the feasibability of providing these services along with certain Internet travel services to traditional travel agencies.

Begin to Build Brand Recognition. By focusing on unique Internet consumer and business travel solutions with quality customer service, 800 Travel Systems seeks to build its brand recognition and strong customer loyalty. The Company is evaluating and has not yet determined the feasability of employing a variety of marketing and promotional efforts, including public relations activities, targeted advertising across a variety of electronic and print media and strategic distribution arrangements.

Reliable, Secure and Scalable Technology Platform. We are designing our customer service platform to provide a high level of reliability, security and scalability. Our multi-layered platform design allows us to deliver a high performance website capable of managing high transaction volumes and ensuring reliable access for our customers and suppliers. We also offer advanced security features, maintain excess capacity to handle peak traffic loads in the rapidly expanding online travel market and have built dedicated distributed storage for critical data such as customer profile information. Our selection of technology and the scalability of our platform will enable us to generate future revenue by offering core parts of our customer service platform to strategic partners. In addition, our existing infrastructure is able to support certain broadband technologies which can be utilized to provide new consumer services such as video and wireless.

Continue Investment in Technology. 800 Travel Systems uses scaleable, industry standard hardware and software that enable rapid deployment of additional capacity. In addition, the Company intends to continue to invest substantial resources in developing, acquiring and implementing technology driven enhancements to its online and call center services.

Strategic Acquisitions, Joint Ventures, Alliances, Relationships. 800 Travel Systems continually evaluates potential strategic relationships with companies that may add to its customer base, product lines or distribution. 800 Travel Systems currently has no agreements or understandings with respect to any such transactions that is material or whose outcome can be reasonably assured.

International Expansion. 800 Travel Systems plans to grow internationally through acquisitions, joint ventures or internal expansion. 800 Travel Systems may seek to acquire, partner with or invest in, travel service companies in foreign countries where there is the potential to apply the 800 Travel Systems' business model.

OPERATIONS

Call Center Operations. Depending on the volume of incoming calls being received during 1999, 800 Travel Systems has employed approximately 200 to 320 reservation agents and other call center employees at its two call centers. Facilities are located in Tampa, Florida and San Diego, California and operate 16 hours a day, seven days a week, 363 days a year. Reservation agents at these call centers receive all inbound calls to the Company's toll free numbers. For the year ended 1999, the call centers received on average, approximately 20,000 calls per day. Reservation agents currently conduct fare searches for requested itineraries, sell airline tickets, explain rules and restrictions applicable to fares and ticket delivery details and provide other assistance. The call centers also provide quality control, ticketing, shipping and customer service for both call center customers and Internet users. 800 Travel Systems' reservation centers are currently operating at less than the maximum capacity of 1,800 reservation agents working in staggered shifts, or 600 working at any one time.

Interactive Online Operations. 800 Travel Systems' website at www.LowAirFare.com was initially launched in January 1999. This website currently enables 800 Travel Systems' customers to reserve airline tickets online with the real time interactive assistance of 800 Travel Systems' trained travel agents in its Tampa, Florida call center. Since December 1999, the new enhanced technology allows each of the Company's online agents to interact with multiple customers as such customers proceed through the online booking process. 800 Travel Systems anticipates this interaction will result in a higher ratio of completed online sales ("look-to-book" or "close" ratio) than is currently being realized by Internet travel competitors and that certain operational efficiencies may be realized since multiple online customers are capable of being serviced by a single agent. 800 Travel Systems seeks to capitalize on various technologies to provide a unique and easy means for the customers to find low airfares on the Internet and to interface the website with the SABRE electronic booking system and database. Once online customers purchase tickets, the tickets are printed at 800 Travel Systems' Tampa reservation center and delivered by overnight courier to customers or an "electronic ticket" is made available at the airline's ticket counter.

Stand-Alone Online Operations. In December 1999, 800 Travel Systems announced a joint venture with SABRE to integrate its human interactive website with a "stand-alone" website. This venture should be completed in the first half of the year 2000 and will enable the execution of 800 Travel Systems' future strategies. Once additional enhancements are completed this integrated, interactive website will provide online reservations, ticketing and travel services through its existing website at www.LowAirFare.com and will provide its customers access to information on schedules, availability and published fares and enables them to book their own travel arrangements at their convenience. The website is designed to provide customers with quick, efficient, and flexible service and automates the processing of customer orders, interacts with the systems of third party travel suppliers, and allows 800 Travel Systems to gather, store and use customer and transaction information in a comprehensive and cost efficient manner. The website allows customers to dispense with providing personal profile and payment information after their initial registration. The website will permit the Company to expand its customer base through better service while reducing transactional costs. In addition to accessing the Company's traditional reservation services, customers will use online travel related services to make better informed travel purchase decisions such as destination guides, mapping and weather services, vacation and cruise packages.

MARKETING AND SALES

Overview. 800 Travel Systems' marketing strategy is to build the Company's brand name to improve customer awareness, to communicate 800 Travel Systems' B2B initiative, develop loyalty programs to better serve the Company's customers, to add new customers to the Company's database and pursue complementary revenue opportunities by leveraging the Company's distribution capabilities, travel expertise, compelling content and customer database. Since its inception in November 1995, 800 Travel Systems has focused its advertising efforts on placing advertisements listing its easy to remember names and toll free telephone numbers in Yellow Pages directories. However, the Company is currently developing strategies and evaluating alternatives that will best support the Company's growth objectives.

Consumer Marketing. We believe that important drivers of our business are our ability to attract visitors to our websites and call centers, our ability to convert those visitors into purchasing customers and our ability to convert first time purchasers into repeat customers. We are evaluating alternatives to attract new visitors to our websites and call centers by increasing our brand enhancement efforts and promotional advertising, both online and in traditional television, radio and print media, and by continuing to work with influential press and industry analysts. Our strategy to convert visitors into purchasers includes our anticipated online interactive customer service, offering a combination of broad purchase related promotions, increased emphasis on merchandising of available offers and increased efforts to work with our travel suppliers to offer superior selection and quality of travel inventory. We plan to convert first time purchasers to repeat customers by focusing on enhanced customer satisfaction and new personalization features and launching a loyalty program. The Company has the ability to maintain a proprietary customer database comprised of demographic profiles, customer preferences, shopping and buying patterns and other key customer attributes. This data will enable the Company to create and quickly implement marketing programs targeted to specific customer segments. In addition, the Company plans to regularly communicate with its customers through targeted, relevant e-mail.

Online Co-Branded Business Sales. 800 Travel Systems intends on developing relationships with strategic business customers who seek a cost effective way to add travel products to their online content without compromising their own brand awareness.

Travel Service Sales. 800 Travel Systems is formulating a strategy and evaluating alternatives to target online and traditional travel service providers who desire to outsource any part or all of their travel operations.

TECHNOLOGY

800 Travel Systems, working with strategic technology partners, believes that technological enhancements will differentiate our website and call centers from those of our competitors. Our goal is to build a reliable, scalable and secure environment for consumers to plan and purchase travel and for businesses to receive travel services.

An Application Service Provider ("ASP") model supports 800 Travel Systems' Internet initiative and allows the Company to leverage the Internet as a quick, efficient and relatively inexpensive product and services distribution model for both our B2C and B2B initiatives. Our core booking engine's three-tier architecture allows us to connect to each of the four major computer reservations systems: Worldspan, Sabre, Apollo and Amadeus, giving our website the ability to choose which computerized reservation system to support. The ASP applications are highly scalable and built on IBM's X-architecture as well as industry recognized best practices for software design. X-architecture is a design blueprint which leverages existing, innovative IBM technologies to build the most powerful, scalable and reliable Intel processor based servers. The three-tier hardware/software design allows for one of the highest levels of scalability, performance and reliability available for the Intel Platform. It also allows to seamlessly integrate heterogenous environments, such as Microsft, Oracle and IBM database and application servers on various hardware platforms and operating environments.

EIS on behalf of 800 Travel Systems, has contracted with Exodus to provide substantially all of our Internet systems, software and hardware. The Exodus Network is today one of the largest internet protocol ("IP") networks in the world. The Exodus Network achieves its greatest strength with one of the industry's most comprehensive sets of public and private network interconnects. With a high concentration in private connections with major internet service providers ("ISPs") and telecommunication providers, Exodus provides superior speed and dependability by way of these greatly preferred private routes.

800 Travel Systems working with EIS, maintains a relational database containing information compiled from customer profiles, shopping patterns and sales data. The Company has developed, and continues to develop, techniques for analyzing the information in this database to develop targeted marketing programs, to provide personalized and enhanced customer service and to take advantage of short term opportunities in the travel marketplace. The Company's complex database was designed to be scaleable to permit large transaction volumes with no significant software changes. In most circumstances, capacity is increased through the addition of new servers or the addition of processing boards to existing servers.

800 Travel Systems has significantly expanded its data communications capacities during the past year and anticipates continuing to do so in the future to support anticipated increased growth. The Company maintains an Internet firewall to protect its internal systems, and all credit card transactions are processed using encryption and authentication technology, including public key cryptography technology and secure socket layer technology. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, operating results and financial condition.

SABRE TECHNOLOGY AND AGREEMENTS

800 Travel Systems has chosen the SABRE system as its reservation system. SABRE is a world leader in the electronic distribution of travel related products and services and is a leading provider of information technology solutions for the travel and transportation industry. SABRE's electronic booking system and database contains flight schedules, availability, and published fare information for more than 400 airlines, 50 auto rental companies, 35,000 hotel properties, and dozens of railways, tour companies, passenger ferries, and cruise lines located throughout the world. Through the SABRE reservations system, 800 Travel Systems offers approximately 45 million published airfares, including those of all major domestic and international commercial airlines. In May 1999, 800 Travel Systems entered into a five year agreement pursuant to which it subscribes to the SABRE system at its call center facilities. Under this agreement, SABRE provides 800 Travel Systems with segment incentives, the software, technical support and other services the Company needs to access SABRE in return for a minimum commitment of sales volume. This agreement was amended in November 1999, whereby SABRE would provide its Internet reservation system to the Company. In addition, the Company entered into a development agreement with SABRE to enable the SABRE Internet reservation system to interface with 800 Travel's other operational systems.

EIS TECHNOLOGY AND AGREEMENTS

EIS is an emerging technology firm that develops and integrates e-commerce solutions. In July 1998, 800 Travel Systems entered into an agreement with ZA, Inc., a predecessor business of EIS, to develop its interactive, integrated website. The online interactive agent component of 800 Travel's website was the result of this initial agreement, which the Company believes was a cost effective way of initiating its Internet business. In 1999, the Company furthered its development relationship with EIS, as the successor in interest to ZA, Inc., to significantly enhance the capabilities of the online agent interactive component which included the ability to ultimately interface such functionality with an online reservation system to be provided by SABRE and with 800 Travel's other operational systems. The Company is currently in the process of further negotiations with EIS in order to finalize written agreements that include system maintenance, upgrade availability and the possibility of further expansion of the Company's relationship with EIS.

COMPETITION

The travel services market is rapidly evolving and intensely competitive and 800 Travel Systems expects such competition to intensify in the future. We intend on competing on the basis of operations, service, merchandising, reliability, amount and accessibility of information and breadth of products and services offered. We make available to our customers a wide range of products and prices offered by our travel suppliers. The Company competes primarily with traditional travel agency reservation methods, online travel reservation services and specialized high volume call center travel agencies. The traditional travel agencies are highly fragmented, with few nationally recognized brands. In the online travel services market, several competitors maintain similar commercial websites, such as Expedia (operated by Microsoft Corporation), Travelocity (operated by SABRE Inc., a majority owned subsidiary of American Airlines), Preview Travel, CheapTickets.com, Cendant Corporation, TravelWeb (operated by

Pegasus), Internet Travel Network, and Biztravel.com (operated by Rosenbluth Travel) among others. Travelocity has recently announced its intention to acquire Preview Travel. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial websites offering online travel services. CheapTickets and Travel Services International operate high volume call center based operations. Additionally, Priceline.com operates a website that allows users to bid on airline tickets and hotel rooms.

In addition to the traditional travel agency channel, most travel suppliers also sell their services directly to customers, predominantly by telephone. As the market for online travel services grows, the Company believes that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase their efforts to develop services that compete with the Company's services. Most major airlines, car rental companies and hotel chains offer travel services directly through their own websites, including travel services from other travel suppliers, eliminating the need to pay commissions to third parties such as the Company. The Company is unable to anticipate which other companies are likely to offer competitive services in the future. There can be no assurance that the Company's online operations will compete successfully with any current or future competitors.

PROPRIETARY RIGHTS

800 Travel Systems regards its name, logos, phone numbers, copyrights, service marks, trademarks, domain names, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with the Company's employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of certain of its key trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially adversely affect the value of the Company's proprietary rights or reputation, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

On January 12, 1998, 800 Travel Systems received a letter from Travel 800, LLC, a wholly-owned subsidiary or Travel Services International, Inc. ("Travel"), stating that 800 Travel Systems' use and advertisement of its "1-800-LowAirFare" mark and corresponding number infringes upon certain proprietary rights of Travel and requested that 800 Travel Systems cease and desist from continued use and advertisement of such mark and number. On or about April 27, 1998, Travel filed with the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (the "Board") a Notice of Opposition (the "Opposition") opposing 800 Travel Systems' application for registration of the "1-800-LowAirFare" mark. 800 Travel Systems has investigated the facts underlying Travel's letter and Opposition and has vigorously defended its rights to use and market the "1-800-LowAirFare" name and number. The case is currently on going and in the discovery phase. 800 Travel Systems continues to market "1-800-LowAirFare" without interruption.

GOVERNMENT REGULATION

The laws and regulations applicable to the travel industry affect us and our travel suppliers. We must comply with laws and regulations relating to the sale of travel services, including those prohibiting unfair and deceptive practices and requiring us to register as a seller of travel, to comply with disclosure requirements and to participate in state restitution funds. In addition, many of our travel suppliers and computer reservation systems providers are heavily regulated by the United States and other governments. Our services are indirectly affected by regulatory and legal uncertainties affecting the businesses of our travel suppliers and computer reservation systems providers.

We must also comply with laws and regulations applicable to businesses generally and online commerce specifically. Currently, few laws and regulations apply directly to the Internet and commercial online services. Moreover, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of doing business.

Federal legislation imposing limitations on the ability of states to impose taxes on Internet based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. It is possible this legislation will not be renewed when it terminates in October 2001. Failure to renew this legislation could allow state and local governments to impose taxes on Internet based sales, and these taxes could decrease the demand for our products and services or increase our cost of operations.

EMPLOYEES

As of March 19, 2000, 800 Travel Systems had 310 employees including 266 reservation agents and other call center employees, 25 operations support employees and 19 corporate and administrative employees. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success. 800 Travel Systems has a policy of using performance based and equity based compensation programs to reward and motivate significant contributors among its employees. Competition for qualified personnel in the industry is intense. There can be no assurance that the Company's current and planned staffing will be adequate to support its future operations or that management will be able to hire, train, retain, motivate and manage required personnel. Although none of 800 Travel Systems' employees is represented by a labor union, there can be no assurance that its employees will not join or form a labor union. Given the nature of the Company's industry, a relatively constant amount of attrition is considered normal. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

All of 800 Travel Systems' employees are provided through a professional employee leasing organization. The leasing organization is responsible for its employees' benefits and payroll reporting and processing. 800 Travel Systems provides all necessary training. The services agreement between 800 Travel Systems and the leasing organization may be terminated on 30 days' prior written notice in which case the Company believes a new professional employee leasing arrangement could be entered.

ITEM 2.  DESCRIPTION OF PROPERTY

800 Travel Systems' corporate headquarters are located at its 33,000 square foot reservation center in Tampa, Florida. Our lease for this space expires in June 2008 with an option to renew for an additional five-year term. 800 Travel Systems operates a second 9,200 square foot reservation center in San Diego, California. Our lease for this space expires in December 2007 with an option to renew for an additional five-year term. 800 Travel Systems leases these properties from unaffiliated third parties and believes that its existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is one of twelve defendants in an action currently pending in the United States District Court for the Southern District of California entitled The Joseph Stevens Group LLC v. Steve Rohrlick, et al., Case No. 98CV2098 L
(NLS). This action was originally commenced in or about October 1998 by The Joseph Stevens Group LLC ("JSG") against two defendants, and arose out of disputes between the plaintiff and those defendants over the management of plaintiff's affairs and the disposition of various of plaintiff's assets, including Company stock held in the name of JSG. Subsequently, in November 1999, JSG served an amended complaint, in which it joined a number of additional parties as defendants, including the Company. JSG asserts in this action a number of claims against the Company arising out of its involvement in the purchase of various assets from JSG pursuant to an agreement between JSG and the Company dated March 20, 1998 ("the March 20, 1998 Agreement"), reported in previous filings, and its alleged involvement in the transfer of Company stock held in the name of JSG. JSG does not specify the relief it seeks from the Company in its amended complaint, stating only that it seeks to recover an amount of actual and punitive damages "subject to proof at trial" and recession of the March 20, 1998 Agreement. The Company believes that the claims asserted against it in this action are wholly lacking in merit, and is vigorously defending this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of 800 Travel Services, Inc. was held on December 1, 1999. Each share of Common Stock entitled its holder to one vote on the matters considered by stockholders at the annual meeting. Stockholders present in person, or by proxy, representing 4,679,590 shares of common stock vote on the matters described below.

         (1) The following stockholders were elected to the Company to hold office until his term expires and until his successor has been duly elected and qualified, pursuant to the vote indicated:

                                                       FOR            WITHHELD
                                                       ---            --------
                           L. Douglas Bailey         4,603,410         76,180
                           Carl A. Bellini           4,603,215         76,375
                           George A. Warde           4,603,490         76,100
                           Mark D. Mastrini          4,600,710         78,880
                           Michael A. Gaggi          4,603,060         76,530

         (2) The stockholders approved the adoption of the Company's Stock Option Plan. The Plan received 4,364,180 votes, 300,810 votes against and 14,600 votes abstained.

         (3) The stockholders approved the proposal to ratify the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year 2000. Grant Thornton LLP received 4,575,910 votes, 70,200 votes against and 33,480 votes abstained.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

800 Travel Systems' Common Stock and Warrants are traded in the NASDAQ SmallCap Market under the symbols IFLY and IFLYW, respectively and on the Boston Stock Exchange under the symbols IFL and IFLW, respectively. The following sets forth the high and low closing bid prices for the Common Stock and Warrants on the NASDAQ SmallCap Market for the periods indicated from January 21, 1998 to December 31, 1999 as reported by the National Association of Securities Dealers Automated Quotation System. Such prices represent prices between dealers without adjustment for retail mark ups, mark downs, or commissions and may not necessarily represent actual transactions.

                                                            1998                                1999
                                                   HIGH             LOW                 HIGH              LOW
                                                   ----             ---                 ----              ---
COMMON STOCK
First quarter                                     5.875             1.063               14.500            4.875
Second quarter                                   10.375             2.188               8.313             3.969
Third quarter                                     7.500             2.500               4.719             2.688
Fourth quarter                                   16.625             3.375               6.000             1.625

2000:
First quarter (through March 21, 2000)           4.313              2.375


                                                            1998                                1999
                                                   HIGH             LOW                 HIGH              LOW
                                                   ----             ---                 ----              ---
WARRANTS
First quarter                                      .938            .125                 8.313             2.125
Second quarter                                    3.563            .250                 3.563             1.000
Third quarter                                     2.188            .813                 1.750             0.875
Fourth quarter                                   10.000            .750                 2.375             0.625

2000:
First quarter (through March 21, 2000)           1.688             .813


On March 21, 2000, the closing bid prices of the Common Stock and the Warrants, as reported by NASDAQ, were $3.375 and $1.031 respectively. As of December 31, 1999, there were approximately 120 record owners of the Common Stock. The number of record holders does not reflect the number of beneficial owners of the Common Stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that as of March 25, 2000, there were approximately 4,000 beneficial holders of the Common Stock.

DIVIDENDS

To date, 800 Travel Systems has neither declared nor paid any dividends on its Common Stock nor does 800 Travel Systems anticipate that such dividends will be paid in the foreseeable future. Rather, 800 Travel Systems intends to retain any earnings to finance the growth and development of its business. Any payment of cash dividends on its Common Stock in the future will be dependent, among other things, upon 800 Travel Systems' earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-KSB.

OVERVIEW

Since its inception 800 Travel Systems has focused on being a leading retail seller of discount tickets for domestic and international leisure air travel. 800 Travel Systems was formed in November 1995 to acquire certain assets of and assume certain liabilities of 1-800-Low Airfare, Inc. (the "Predecessor Business"). The acquisition was consummated on December 1, 1995. To expand its operations, in November 1996 800 Travel Systems entered into a Merger Agreement with Stevens and its sole shareholder, JSG. Pursuant to the Merger Agreement, simultaneously with the closing of 800 Travel Systems' IPO on January 21, 1998, Stevens was merged with and into 800 Travel Systems, with 800 Travel Systems as the surviving corporation.

800 Travel Systems' operating revenues presently consist of commissions on air travel tickets including override commissions on air travel tickets booked on certain airlines, segment incentives under 800 Travel Systems' agreement with its reservation system provider and service fees charged to customers. 800 Travel Systems' revenues are a function of the number and price of the tickets its sells and the percentage of the price of such tickets it retains as commissions and override commissions, as well as the service charge imposed on customers. As a result of its agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, 800 Travel Systems is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel Systems is currently a broker for tickets it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory. As a result of its diversified strategy 800 Travel Systems expects revenues from sources other than airline ticket sales to increase in future periods.

Gross reservations represent the aggregate retail value of the tickets sold to consumers, including delivery and service fees charged by the Company and taxes and impact fees levied on the behalf of various authorities. For comparative purposes, it is important to recognize that certain other travel companies report their gross reservations as revenues. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the years ended December 31, 1999 and 1998 were $77,436,614 and $76,680,000, respectively. Substantially all of the gross reservations are generated from airline ticket sales. As anticipated by the management of 800 Travel Systems, airline commissions were further reduced in October 1999 and will negatively impact future revenues to the extent that such reduced revenues may be partially offset by increases in service fees charged to customers. The Company anticipates being able to offset future commission reductions by negotiating non-published fares directly with the airline carriers.

800 Travel Systems' new diversified strategy will leverage Internet technologies with its core competencies of low cost, call center operations and travel industry expertise. This diversified strategy should lessen the current dependency on air travel reservations and should help offset the anticipated continued pressure on margins from airline commission reductions and other competitive forces. To facilitate the changes needed to successfully complete this new diversified Internet initiative with "brick and mortar", together commonly called "click and mortar", 800 Travel Systems has started to recruit and reorganize management talent, redesign the existing organization and pursue strategic alliances and acquisitions. 800 Travel Systems expects revenues from sources other than airline ticket sales to increase in future periods. The Company also anticipates its operating and marketing expenses to increase as its strategy is executed.

Until January 1999, when 800 Travel's website was first established, air travel tickets were sold exclusively through the Company's call centers from inbound toll free telephone calls generated by Yellow Page advertising of its easy to remember "vanity" telephone numbers. To differentiate itself from the competition, the Company's website was designed to have human interaction capabilities. From January through November, 1999 the interactive website was staffed by approximately 2% of the Company's reservation agents and was increased to 8% in December 1999 when certain enhancements to its website were initially made. 800 Travel anticipates increasing its number of Internet reservation agents when enhancements are completed and advertising begins. The desired result from the above initiatives is to increase completed Internet sales in a cost effective manner by providing customers a website that offers the choice of making reservations conveniently, without an agent or if needed, with an agent. The Company expects these additions and enhancements to be in place during the first half of the year 2000.

For the year ended December 31, 1999, 800 Travel Systems' Internet initiative accounted for approximately $2.0 million (or 2.6%) of total gross reservations and $.2 million (or 1.3%) of total revenues. For the year ended December 31, 1999 these Internet revenues represented a smaller percentage of gross reservations since the Company charges no service fees on such sales. Furthermore, as is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our website, therefore future online revenues as a percentage of gross reservations are uncertain. 800 Travel Systems expects online gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods. Net earnings for the year ended December 31, 1999 were negatively impacted by approximately $200,000 resulting from the initial operations of the Internet initiative and by an additional $250,000 resulting from the additional compensation and costs for new executives and consultants. The Company expects to continue to incur additional operating and selling expenses relating to its Internet initiative.

800 Travel Systems' operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers including payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses including rent and computer maintenance fees; and interest, fees and expenses associated with 800 Travel Systems' financing activities. The Company expects to continue to incur additional operating and selling expenses relating to its Internet initiative.

Set forth below for the periods indicated are the revenues as a percentage of gross reservations and operating expenses, other income and net earnings as a percentage of revenues for year ended December 31, 1999 and 1998, respectively.

                                                          Year Ended
                                                          December 31,
                                                   ---------------------------
                                                     1999               1998
                                                   --------          ---------
            Revenues
                Commissions                           9.9% *            10.3% *
                Ticket delivery and service fees      5.9%               4.7%
                                                   --------          ---------
                Total Revenue                        15.8%              15.0%

            Operating Expenses
                Employee costs                       48.5% **           47.1% **
                SG & A, Other                        51.9%              51.0%
                                                   --------          ---------
                Total Operating Expenses            100.4%              98.1%
                                                   --------          ---------
            Other Income                              0.9%               0.7%

            Net Earnings                              0.5%               2.6%
                                                   ========          =========

            * Revenues as a percentage of gross reservations.
            ** Expenses as a percentage of revenues.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES. Revenues increased $.7 million, or 6%, to $12.2 million for the year ended December 31, 1999. This increase resulted from an increase in the average revenue per ticket and was partially offset by a decrease in the volume of tickets sold. The increased average revenue per ticket is attributed to increased service fees charged to customers and commissions related to the new contract with 800 Travel Systems' reservation system provider and was partially offset by a reduction in airline commissions. The decreased volume of tickets sold was primarily due to increased competitive pressures from Internet based, online travel agencies, and less productive, new reservation agents who were hired to replace certain experienced agents that were reassigned to develop 800 Travel Systems' Internet initiative. To increase the volume of online ticket sales, 800 Travel Systems is continuing to make enhancements to its website (http://www.LowAirFare.com) which currently enables customers to make reservations on-line with human intervention. 800 Travel Systems's website when enhancements are completed will allow for "stand-alone" and/or human intervention, which Management believes will result in a higher ratio of completed online sales ("look-to-book" or "close" ratio) than is currently being realized by Internet travel competitors. To increase the volume of ticket sales in its traditional "brick and mortar" operations, 800 Travel Systems intends to improve certain core competencies such as negotiated discounted ticket pricing with airlines, hiring additional reservation agents, increasing reservation agent hours worked through schedule adjustments, increasing travel-related products to sell and increasing and/or reallocating advertising dollars to new advertising programs. Revenues as a percentage of gross reservations increased to 15.8% for the year ended December 31, 1999 from 15.0% for the year ended December 31, 1998. This increase represents a 4.7% increase in the mix of revenues generated by commissions, segment incentives and fees on gross reservations. Gross reservations booked for the year ended December 31, 1999 increased $.8 million or 1% to $77.4 million. This increase resulted from a higher average reservation price per ticket and was partially offset by a decrease in the volume of tickets sold.

OPERATING EXPENSES. Operating expenses increased $1.0 million, or 8.5%, to $12.2 million for the year ended December 31, 1999. Operating expenses as a percentage of revenues increased 2.3% to 100.4%. Employee costs increased to $5.9 million (or 48.5% of revenues) for the year ended December 31, 1999 from $5.4 million (or 47.1% of revenues) for the year ended December 31, 1998. This $.5 million increase resulted primarily from higher reservation agent, quality control and corporate wages. Employee costs as a percentage of revenues increased for new corporate personnel hired to implement the Company's growth strategy and the addition of a quality control department. New reservation agents, who are initially less productive, were also hired to replace experienced agents who were reassigned to 800 Travel Systems' Internet initiative. Employee costs as a percentage of revenues were also negatively impacted by increased competitive pressures resulting in customers making more telephone calls to compare prices before deciding to purchase. Other selling, general and administrative ("SG&A") expenses increased to $6.3 million (or 51.9% of revenues) for the year ended December 31, 1999 from $5.9 million (or 51.0% of revenues) for the year ended December 31, 1998. This $.4 million increase resulted primarily from additional advertising and professional fees and was partially offset by decreases in ticket delivery expenses and telephone expenses. Effective May 1999, 800 Travel Systems began to maintain its reservation computer hardware, therefore the related operating expenses associated with such maintenance has increased and is offset by an increase in commission revenues from the reservation system provider. The Company anticipates its operating and marketing expenses and the corresponding percentages to revenues to increase as its growth strategy is executed. Management believes the percentage of operating expenses to revenues will improve as the Company begins to realize the anticipated revenues from the implementation of the growth strategy.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems expects earnings before income taxes for the year ended December 31, 1999 to be offset with operating loss carry forwards from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $.6 million for the year ended December 31, 1999 primarily as a result of net earnings and depreciation and increases in accounts payable and unearned revenues and offset by an increase in receivables. For the year ended December 31, 1998, net cash used in operating activities was $1.1 million primarily as a result of a decrease in accounts payable.

Net cash used in investing activities was $.8 million for the year ended December 31, 1999 primarily as a result of software development costs incurred in connection with the development of its Internet initiative. For the year ended December 31, 1998, net cash used in investing activities was $2.6 million primarily as a result of the acquisition of the San Diego, California call center operation in January 1998.

Net cash used by financing activities was $8,522 for the year ended December 31, 1999 primarily as a result of net principal payment on debt. For the year ended December 31, 1998 net cash provided by financing activities was $6 million primarily as a result of net proceeds received from the initial public offering
(IPO) in January 1998.

In April 1999, 800 Travel Systems entered into a $60,000 loan agreement and a $100,000 deferred compensation agreement with Mr. Mark Mastrini, CEO and COO of 800 Travel Systems. The total loan amount will be forgiven and the deferred compensation will be paid if Mr. Mastrini is employed by 800 Travel Systems as of January 1, 2001 and April 1, 2009, respectively.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund both the short and long term capital and liquidity needs of 800 Travel Systems' call center operations for the foreseeable future. 800 Travel Systems has budgeted approximately $3.5 million for capital expenditures, nearly all of which is intended for the Internet initiative and necessary computer hardware relating to the new contract with the reservation system provider effective May 1999. Approximately $1.2 million has been expended through December 31, 1999 with the remainder to be expended within the next 12 months. If cash expected to be provided by operating activities is not sufficient to satisfy 800 Travel Systems' liquidity and capital requirements, 800 Travel Systems may seek to sell additional equity or debt securities or obtain credit lines from financial institutions. The sale of equity securities or convertible debt could result in additional dilution to 800 Travel Systems' shareholders. There is no assurance that financing will be available in amounts or on terms acceptable to 800 Travel Systems, if at all.

YEAR 2000 READINESS

As of the date of this report 10-KSB, which is subsequent to the year beginning 2000, 800 Travel Systems has experienced no material adverse affects from the onset of Year 2000. 800 Travel Systems will continue to monitor for potential negative affects from the Year 2000 however, no material adverse affects are anticipated.

800 Travel Systems' total costs of its year 2000 preparedness were not material, however, there can be no assurances that the costs resulting from year 2000 issues will not have a material impact on 800 Travel Systems' business, operations or financial condition in future periods.

SEASONALITY

Based upon the results of its operations during 1998 and 1999 to date and its knowledge of the travel industry, 800 Travel Systems anticipates its business may be affected by seasonality. Travel bookings typically are low in the months January through March, increase in April through October as consumers plan their vacations and typically decline in November through December. In response, 800 Travel Systems will vary the number of agents on staff at any time. During 1998, 800 Travel Systems was able to decrease the number of its reservation agents during the fourth quarter through attrition. There can be no assurance that 800 Travel Systems may not have to take proactive steps to reduce its work force in response to seasonal fluctuations in the future. Notwithstanding 800 Travel Systems' efforts, the seasonality of the travel industry is likely to adversely impact 800 Travel Systems' business. Moreover, as a consequence of such seasonality and other factors, 800 Travel Systems' quarterly revenue and operating results will be difficult to forecast and period to period comparisons of results may not be relevant or informative.

FORWARD-LOOKING STATEMENTS - RISK FACTORS

Certain oral statements made by management from time to time and certain statements contained herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "800 Travel Systems," "company," "we," "our," and "us" refer to 800 Travel Systems, Inc. The words "expect", "believe", "goal", "plan", "intend", "anticipate", "estimate", "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of 800 Travel Systems, its Directors or its Officers about 800 Travel Systems and the industry in which it operates, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to further develop and improve our Internet capabilities and diversify revenues utilizing our call center operation and travel industry expertise; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) the future impact from Year 2000 readiness plans and costs; and (vi) our ability to respond to changes in customer demand, including as a result of increased competition and the increase of Internet activity. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting fuel and other travel costs and their effect on the volume of consumer air travel; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for strategic alliances in the travel and telemarketing areas;
(iii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition from traditional and Internet based travel agencies, consolidators and the airlines themselves, changes in the commissions paid by airlines, and increased labor, marketing, computer software/hardware and telecommunications costs; (iv) the availability and capabilities of the SABRE electronic travel reservation system and ancillary software; (v) the success of our Internet initiatives; (vi) changes in commission rates; (vii) the improved productivity of our reservation agents as they gain experience and utilize technological improvements; (viii) the future impact of our Year 2000 readiness and the Year 2000 readiness of third parties with which we have material relationships, particularly SABRE; (ix) our rights to the use of software and other intellectual property and the potential for others to challenge and otherwise adversely affect such rights; and (x) other factors including those identified in our filings with the SEC including but not limited to information under the heading "Risk Factors" in the Form SB-2 Registration Statement and Prospectus for 800 Travel Systems' initial public offering as amended, and the following risk factors:

Investors should carefully consider the following risk factors, in addition to the other information concerning the factors affecting forward looking statements. Each of these risk factors could adversely affect our business, operating results and financial condition as well as adversely affect the value of an investment in 800 Travel Systems.

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

We are dependent on the SABRE System.

Our ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon its contractual right to use, and the performance of, the SABRE electronic travel reservation system. In May 1999, 800 Travel Systems entered into a five year agreement with SABRE, Inc. to lease the SABRE system in its Tampa and San Diego reservation centers. If the SABRE system were to cease functioning, or if we were to lose our contractual right to use the SABRE system through our inability to renew the agreement, upon expiration thereof or through a default by us or other termination event under the agreement during the term thereof, we would not be able to conduct operations until a replacement system was installed and became operational. Only a very limited number of companies provide reservation systems to the travel agency industry. There can be no assurance that a replacement system could be obtained on comparable terms or if obtained, installed in time to successfully continue operations.

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

Risks Relating to the Airline Industry.

Developments in the airline industry may result in a decrease in the price or number of tickets 800 Travel Systems sells. Concerns about passenger safety may result in a decrease in passenger air travel and a consequent decrease in the number of tickets 800 Travel Systems sells. There can be no assurance that any such developments will not occur or that 800 Travel Systems will not be adversely affected by any such decrease in the level of passenger air travel.

If travel related Internet services or the diversified use of our call center operations do not achieve widespread market acceptance, our business may not grow.

Our success will depend in large part on widespread market acceptance of the Internet as a vehicle for the buying of airline tickets and other travel related products and services as well as the diversified use of our call center operations. If the online market develops more slowly than expected, or if our services do not achieve widespread market acceptance, our business will grow more slowly than expected. Our future growth, if any, will depend on critical factors including but not limited to: (i) the growth of the Internet as a tool used in the process of buying airline tickets and other travel related products and services; (ii) our ability to successfully and cost effectively market our services to a sufficiently large number of people; and (iii) our ability to consistently deliver high quality and fast and convenient service at competitive prices.

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

Our business depends on establishing and maintaining relationships with airlines, SABRE and others. As a result of our agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, 800 Travel Systems is able to charge its customers a service charge, while still offering low priced tickets. We cannot assure you that we will be able to establish new relationships or maintain existing relationships. If we fail to establish or maintain these relationships, it could adversely affect our business.

We operate in a highly competitive market with low barriers to entry which could harm our business.

While the market for buying airline tickets and other travel related products and services on the Internet is relatively new and rapidly evolving, it is already competitive and characterized by entrants that may develop services similar to ours. Many of our existing competitors, as well as our potential competitors, have longer operating histories on the Web, greater name recognition, higher amounts of user traffic and significantly greater financial, technical and marketing resources than we do. In addition, there are relatively low barriers to entry to our business. We do not have patents or other intellectual property that would preclude or inhibit competitors from entering the market. Moreover, due to the low cost of entering the market, competition may intensify and increase in the future. We compete against other online travel web sites. We also compete with traditional methods used by travel agents to market airline tickets, including yellow pages, classified ads, travel brochures and other media advertising. This competition may limit our ability to become profitable or result in the loss of market share.

Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company and may enter into strategic or commercial relationships with larger, more established and well financed companies. Certain of the Company's competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development than the Company. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on the Company. In particular, Microsoft Corporation has publicly announced its intent to continue to invest heavily in the area of travel technology and services. Increased competition may result in reduced operating margins, loss of market share and brand recognition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, operating results and financial condition.

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

We depend upon a third party Internet service provider to host and maintain our web site. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our web site or a decrease in responsiveness of our web site service could result in reduced revenue, and could be harmful to our reputation and brand. Our Internet service provider does not guarantee that our Internet access will be uninterrupted, error free or secure. Any disruption in the Internet service provided by such provider could significantly harm our business. In the future, we may experience interruptions from time to time. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service. Our Web servers must be able to accommodate a high volume of traffic and we may in the future experience slower response times for a variety of reasons. If we are unable to add additional software and hardware to accommodate increased demand, this could cause unanticipated system disruptions and result in slower response times. The costs associated with accomodating such increased demand may exceed the revenues the increased demand may generate. Ticket buyers may become dissatisfied by any system failure that interrupts our ability to provide access or results in slower response time.

Any reduction in performance, disruption in the Internet access or discontinuation of services provided by the Company's Internet service provider, GTE and AT&T, or other telecommunications provider, or any disruption in the Company's ability to access the Sabre systems, could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's transaction processing systems and network infrastructure will be able to accommodate increases in traffic in the future, or that the Company will, in general, be able to accurately project the rate or timing of such increases or upgrade its systems and infrastructure to accommodate future traffic levels on its online sites. In addition, there can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its transaction processing systems or to successfully integrate any newly developed or purchased modules with its existing systems. There can be no assurance that the Company will successfully utilize new technologies or adapt its online sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards.

The Company's call center computer and communications hardware is provided under a leasing arrangement and is located at the respective centers in Tampa, Florida and San Diego, California. If either call center experiences a disaster that interrupts service, inbound telephone calls can be re-routed to the other center. Substantially all of the Company's Internet computer and communications hardware is provided by Exodus and is located at Exodus' New York internet data center. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. The Company currently does not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate it for losses that may occur. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, physical or electrical break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations.

Our Internet software development efforts may not succeed.

We are in the process of working to enhance and expand our business and opportunities through the use of the Internet and we are exposed to various risks and uncertainties related to our arrangements or agreements with third parties for the co-development or development of software systems for use in conjunction with our Internet initiatives. Such risks and uncertainties include but are not limited to the following: (i) we may expend significant funds for co-development or development of software that exceed the benefits, if any, ultimately derived from such software; (ii) any software co-developed by us or developed for us may be functionally or technologically obsolete by the time co-development or development is completed; (iii) the timetables necessary to attain the advantages anticipated from such co-development or development may not be achieved; (iv) others may develop similar software and make such software available to our competitors or our competitors may develop similar software or the software developed by others may have features and benefits beyond the capabilities of the software co-developed, licensed or otherwise utilized by us;
(v) our rights with respect to any co-development or development arrangement may become the subject of disputes and may result in our not having any rights in or to such software and result in claims of violations of intellectual property rights which could result in significant defense cost and the possibility of damages being assessed against us; and (vii) key individuals involved in connection with any software co-development arrangement with us could become unable to complete or continue the co-development, which could cause the co-development to end, or result in significant delays and increases in costs to continue such co-development.

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

Our ability to generate business through our web site depends on continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet. We cannot assure you that the number of Internet users will continue to grow or that commerce over the Internet will become more widespread or that our sales will grow at a comparable rate. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons including but not limited to: (i) the lack of acceptable security technologies; (ii) the lack of access and ease of use; (iii) congestion of traffic; inconsistent quality of service and the lack of availability of cost effective, high speed service; (iv) potentially inadequate development of the necessary infrastructure; (v) governmental regulation; and (vi) uncertainty regarding intellectual property ownership.

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

As a result of 800 Travel Systems' limited operating history, 800 Travel Systems is unable to accurately forecast its revenues. 800 Travel Systems' current and future expense levels are based on its operating plans and estimates of future revenues and are to a large extent fixed. 800 Travel Systems may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on 800 Travel Systems' business, operating results and financial condition. Further, if 800 Travel Systems should substantially increase its operating expenses to offer expanded services, to fund increased sales and marketing or to develop its technology and transaction processing systems, and such expenses are not subsequently followed by increased revenues, 800 Travel Systems' operating results may deteriorate.

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

800 Travel Systems has 7,616,296 shares of Common Stock outstanding, without giving effect to an additional 4,481,956 shares issuable upon exercise of options and warrants currently outstanding. Of the currently outstanding shares, 2,821,966 are subject to "lock-up" agreements which have prevented them from being offered on the open market. The lock-up agreements with respect to 350,000 shares expired in July 1999 and the lock-up agreements with respect to 2,471,966 shares expires in January 2000.

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

ITEM 7.  FINANCIAL STATEMENTS

See Index to Financial Statements, Page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

Certain information required by Part III is omitted from this Report in that the Company expects to file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") within 120 days after the end of its fiscal year pursuant to Regulation 14A, as promulgated by the Commission, for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"), and certain information included in the Proxy Statement will be incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement under the heading "Management-Directors and Executive Officers."

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement under the heading "Summary Compensation Table."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement under the headings "Security Ownership of Officers and Directors" and "Security Ownership of Certain Beneficial Owners."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement under the heading "Certain Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT                                  DESCRIPTION
-------                                  -----------

3.1       --      Amended and Restated Certificate of Incorporation (1)
3.2       --      Amended and Restated Bylaws (1)
10.1      --      Form of Registrants 1997 Stock Option Plan (1)
10.2      --      Lease dated February 10, 1996 between JFJ Real Estate L.P. and
                  800 Travel Systems (1)
10.3      --      Airlines Reporting Corporation ("ARC") Agent Reporting
                  Agreement (1)
10.4      --      Letter dated March 6, 1996 from ARC approving change of
                  ownership (1)
10.5      --      Subscriber Service Agreement dated November 27, 1995 between
                  800 Travel Systems and Payroll Transfers Interstate, Inc. (1)
10.6      --      Form of Employment Agreement between 800 Travel Systems and
                  Mark D. Mastrini (1)
10.7      --      Form of Employment Agreement between 800 Travel Systems and
                  Biagio Bellizzi (1)
10.8      --      Agreement of March 1, 1997 between 800 Travel Systems and
                  Global Discount Travel Services (1)
10.9      --      1998 Stock Option Plan (3)
10.10     --      SABRE Subscriber Agreement dated May 1, 1999 between 800
                  Travel Systems and SABRE, Inc.(4)

10.11     --      Loan and Pledge Agreement dated April 1, 1999 between 800
                  Travel Systems and Mark D. Mastrini (4)
10.12     --      Deferred Compensation Agreement dated April 20, 1999 between
                  800 Travel Systems and Mark D. Mastrini (4)
10.13     --      Phone Agreement dated August 24, 1999 between 800 Travel
                  Systems and AT&T (5)
10.14     --      Employment agreement dated September 16, 1999 between 800
                  Travel Systems and Robert B. Morgan (5)
10.15*    --      Amendment to SABRE Subscriber Agreement dated November 5, 1999 between 800 Travel Systems and SABRE, Inc.
10.16*    --      Software Development Agreement dated November 5, 1999 between
                  800 Travel Systems and SABRE, Inc.
10.17     --      Employment agreement dated November 22, 1999 between 800
                  Travel Systems and Peter M. Sontag
10.18     --      Employment agreement dated November 5, 1999 between 800 Travel
                  Systems and Michael Gaggi
10.19     --      Amendment to Employment agreement dated November 23, 1999
                  between 800 Travel Systems and Mark D. Mastrini
23.1      --      Consent of Grant Thornton LLP
27.1      --      Financial Data Schedule

(1) Incorporated by reference to 800 Travel Systems' Registration Statement on Form SB-2 No. 333-28237.
(2) Incorporated by reference to 800 Travel Systems' Report on Form 8-K filed March 30, 1998.
(3) Incorporated by reference to 800 Travel Systems' Registration Statement on Form S-8 filed December 15, 1998.
(4) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed August 14, 1999.
(5) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed November 11, 1999.

* Portions of this exhibit are the subject of a confidential treatment request.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2000

                                       800 TRAVEL SYSTEMS, INC.
                                       (Registrant)

                                       BY: /S/ MARK D. MASTRINI
                                       ------------------------
                                       Mark D. Mastrini, Chief Executive Officer
                                        and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                             TITLE                                DATE
        ---------                             -----                                ----

/S/ MARK D. MASTRINI             Chief Executive Officer and                  March 27, 2000
--------------------             Chief Operating Officer and Director
Mark D. Mastrini

/S/ PETER M. SONTAG              President and Director                       March 27, 2000
-------------------
Peter M. Sontag

/S/ ROBERT B. MORGAN             Chief Financial Officer and                  March 27, 2000
--------------------             Treasurer and Secretary
Robert B. Morgan                 (principal accounting officer)


/S/ GEORGE A. WARDE              Chairman of the Board                        March 27, 2000
-------------------
George A. Warde

/S/ MICHAEL GAGGI                Director                                     March 27, 2000
-----------------
Michael Gaggi

/S/ CARL A. BELLINI              Director                                     March 27, 2000
-------------------
Carl A. Bellini

/S/ L. DOUGLAS BAILEY            Director                                     March 27, 2000
---------------------
L. Douglas Bailey


                                      INDEX


                                                                          Page
                                                                         Number

PART 1.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

                 Reports of Independent Certified Public Accountants       F-1

                 Balance sheets                                            F-2

                 Statements of Earnings                                    F-3

                 Statement of Stockholders' Equity                         F-4

                 Statements of Cash Flows                                  F-5

                 Notes to Financial Statements                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
800 Travel Systems, Inc.


We have audited the accompanying balance sheet of 800 Travel Systems, Inc. as of December 31, 1999 and 1998 and the related statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800 Travel Systems, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                             Grant Thornton LLP


Tampa, Florida
February 28, 2000


                                      800 TRAVEL SYSTEMS, INC.

                                           BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                -----------------------------
                                                                                    1999             1998
                                                                                -------------   -------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $  2,181,020    $  2,387,273
  Commissions receivable, net                                                      1,217,144         501,555
  Prepaid expenses                                                                   166,986         166,547
                                                                                -------------   -------------
     Total current assets                                                          3,565,150       3,055,375

LEASEHOLD IMPROVEMENTS, EQUIPMENT AND COMPUTER
  SOFTWARE, net                                                                    1,799,050         815,225
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net                         4,560,640       4,762,864

OTHER ASSETS
  Trademarks, net                                                                    323,299         350,971
  Capitalized software                                                               387,007         397,194
  Related party receivables                                                            6,325           3,500
  Bonds, security deposits and other assets                                           70,700          51,771
  Prepaid expenses                                                                         -         154,494
                                                                                -------------   -------------
     Total other assets                                                              787,331         957,930
                                                                                -------------   -------------

     TOTAL ASSETS                                                               $ 10,712,171    $  9,591,394
                                                                                =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                          $    135,901    $     61,645
  Accounts payable and accrued liabilities                                           646,150         592,527
  Accrued compensation                                                               311,898         157,098
  Unearned revenue                                                                   100,529               -
                                                                                -------------   -------------
     Total current liabilities                                                     1,194,478         811,270

LONG-TERM DEBT - less current maturities                                             273,231          24,818
DEFERRED RENT                                                                        136,517          75,641
UNEARNED REVENUE                                                                     299,325               -
                                                                                -------------   -------------
     Total liabilities                                                             1,903,551         911,729
                                                                                -------------   -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares authorized;
    none issued                                                                            -               -
  Common stock, $.01 par value, 20,000,000 shares authorized;
    7,616,296 and 7,597,096 shares issued and outstanding,
    respectively                                                                      76,163          75,971
  Additional paid-in capital                                                      12,137,150      12,067,342
  Accumulated deficit                                                             (3,404,693)     (3,463,648)
                                                                                -------------   -------------
     Total stockholders' equity                                                    8,808,620       8,679,665
                                                                                -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 10,712,171    $  9,591,394
                                                                                =============   =============

   The accompanying notes are an integral part of these financial statements.


                            800 TRAVEL SYSTEMS, INC.

                             STATEMENTS OF EARNINGS

                                                           YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                           1999               1998
                                                      -------------      -------------
REVENUES
  Commissions                                         $  7,648,748       $  7,879,163
  Ticket delivery and service fees                       4,544,885          3,622,003
                                                      -------------      -------------
     Total revenues                                     12,193,633         11,501,166
                                                      -------------      -------------

OPERATING EXPENSES
  Payroll, commissions, and employee benefits            5,911,615          5,421,019
  Telephone                                              1,696,055          1,856,364
  Ticket delivery                                          886,025          1,068,625
  Advertising                                              693,291            323,528
  General and administrative                             3,051,682          2,609,034
                                                      -------------      -------------
     Total operating expenses                           12,238,668         11,278,570
                                                      -------------      -------------

EARNINGS (LOSS) FROM OPERATIONS                            (45,035)           222,596

INTEREST INCOME, net                                       103,990             79,270
                                                      -------------      -------------

EARNINGS BEFORE INCOME TAXES                                58,955            301,866

PROVISION FOR INCOME TAXES                                       -                  -
                                                      -------------      -------------
                                                                 -                  -
NET EARNINGS                                          $     58,955       $    301,866
                                                      =============      =============

NET EARNINGS PER COMMON SHARE - BASIC                 $        .01       $        .04
                                                      =============      =============

NET EARNINGS PER COMMON SHARE - DILUTED               $        .01       $        .04
                                                      =============      =============

WEIGHTED AVERAGE NUMBER COMMON SHARES
  OUTSTANDING - BASIC                                    7,615,892          7,475,611
                                                      =============      =============

WEIGHTED AVERAGE NUMBER COMMON SHARES
  OUTSTANDING - DILUTED                                  7,978,299          7,886,488
                                                      =============      =============

   The accompanying notes are an integral part of these financial statements.


                                             800 TRAVEL SYSTEMS, INC.

                                         STATEMENT OF STOCKHOLDERS' EQUITY


                                                   Common Stock         Additional        Stock         Accumulated
                                              ----------------------     Paid-in      Subscriptions       Retained
                                                Shares      Amount       Capital       Receivable         Deficit           Total
                                              ----------  ----------   ------------  ---------------    -------------   ------------
BALANCE, DECEMBER 31, 1997                     5,959,709  $  59,597    $ 5,297,424   $      (21,547)    $ (3,765,514)   $ 1,569,960
  Sales of common stock and warrants net of
    issuance expenses of $2,253,000            1,350,000     13,500      4,872,024                -                -      4,885,524
  Joseph Stevens Group, Inc. acquisition         383,333      3,833      1,944,082                -                -      1,947,915
  Purchase and retirement of shares             (204,615)    (2,046)      (405,954)               -                -       (408,000)
  Shares exchanged in payment of receivables     (49,531)      (495)      (247,152)               -                -       (247,647)
  Payment of stock subscription                        -          -              -           21,547                -         21,547
  Exercise of warrants                            58,200        582        363,168                -                -        363,750
  Exercise of stock options                      100,000      1,000         99,000                -                -        100,000
  Issuance of options for services                     -          -        144,750                -                -        144,750
  Net earnings                                         -          -              -                -          301,866        301,866
                                              ----------  ----------   ------------  ---------------    -------------   ------------

Balance, December 31, 1998                     7,597,096     75,971     12,067,342                -       (3,463,648)     8,679,665
  Exercise of warrants                             2,000         20         12,480                -                -         12,500
  Exercise of stock options                       17,200        172         57,328                -                -         57,500
  Net earnings                                         -          -              -                -           58,955         58,955
                                              ----------  ----------   ------------  ---------------    -------------   ------------

Balance, December 31, 1999                     7,616,296  $  76,163    $12,137,150   $            -     $ (3,404,693)   $ 8,808,620
                                              ==========  ==========   ============  ===============    =============   ============


                        The accompanying notes are an integral part of this financial statement.

                                                      F-4


                                      800 TRAVEL SYSTEMS, INC.

                                      STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                       ------------------------------
                                                                                           1999             1998
                                                                                       -------------     ------------
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                         $     58,955      $   301,866
  Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                         465,341          387,803
      Changes in operating assets and liabilities, net of effects of acquisition:
        Commissions receivable                                                             (715,589)          51,803
        Prepaid expenses and other assets                                                   132,301         (193,093)
        Deferred rent                                                                        60,876          (62,587)
        Unearned revenue                                                                    399,854                -
        Accounts payable, accrued liabilities and accrued compensation                      208,423       (1,560,697)
                                                                                       -------------     ------------
               Net cash provided by (used in) operating activities                          610,161       (1,074,905)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment                                         (173,079)        (284,891)
  Software development costs                                                               (634,813)        (252,444)
  Cash paid for acquisition                                                                       -       (2,047,054)
                                                                                       -------------     ------------
               Net cash used in investing activities                                       (807,892)      (2,584,389)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                                                (78,522)        (343,537)
  Issuance of common stock                                                                        -        6,294,097
  Purchase of common stock                                                                        -         (408,000)
  Proceeds from exercise of options and warrants                                             70,000          463,750
  Stock subscription collection                                                                   -           21,547
                                                                                       -------------     ------------
               Net cash (used in) provided by financing activities                           (8,522)       6,027,857
                                                                                       -------------     ------------

NET (DECREASE) INCREASE IN CASH                                                            (206,253)       2,368,563

CASH AT THE BEGINNING OF PERIOD                                                           2,387,273           18,710
                                                                                       -------------     ------------

CASH AT THE END OF PERIOD                                                              $  2,181,020      $ 2,387,273
                                                                                       =============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest expense                                                                 $      3,523      $    28,752
                                                                                       =============     ============
      Income taxes                                                                     $          -      $         -
                                                                                       =============     ============

   The accompanying notes are an integral part of these financial statements.

                            800 TRAVEL SYSTEMS, INC.

SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 1999:

         1) The Company transferred $645,000 of capitalized software to fixed assets.

         2) The Company entered into a capital lease, which resulted in $401,000 of fixed asset additions.

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

                           DECEMBER 31, 1999 AND 1998


NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

800 Travel Systems, Inc. (the "Company") is a leading direct marketer of travel related services, focusing primarily on air transportation reservation services. The Company was formed in November 1995 in Tampa, Florida to acquire certain of the assets and assume certain liabilities of 1-800-Low airfare, Inc. (the Predecessor Business), which occurred December 1, 1995. On January 15, 1998, the Company acquired the stock of Joseph Stevens Group in a business combination accounted for as a purchase.

The Company strives to furnish the lowest airfare available at the time of reservation within the parameters provided by a customer.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

LEASEHOLD IMPROVEMENTS, EQUIPMENT AND COMPUTER SOFTWARE
-------------------------------------------------------

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, three to ten years for both financial reporting purposes and on the accelerated method for tax purposes. Capitalized software for internal use is transferred to computer software and amortized over four years, when Management has deemed that the software is fully operational. Software costs are capitalized when the project stage is complete, management has authorized the project and completion of the project is probable.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
-----------------------------------------------------

The excess of cost over fair value of net assets acquired is amortized over a period of twenty-five (25) years. Accumulated amortization at December 31, 1999 and 1998 approximates $495,000 and $293,000, respectively.

TRADEMARKS
----------

The cost of the trademarks is being amortized using the straight-line method over their useful estimated lives of fifteen (15) years. Accumulated amortization at December 31, 1999 and 1998 approximates $92,000 and $64,000, respectively.

IMPAIRMENT OF ASSETS
--------------------

The Company periodically reviews the projected undiscounted cash flows for each business unit to determine whether or not there has been permanent impairment of its long-lived assets, including identifiable intangibles and goodwill, and accrues expenses for the amounts, if any, determined to be permanently impaired. No impairment exists for the years presented.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

REVENUE RECOGNITION
-------------------

Commission revenues are recognized when travel services are ticketed. Ticket delivery and service fees are recognized when the services are performed. As of December 31, 1999 and 1998, the allowance for bad debts was approximately $59,000 and $114,000, respectively. The Company believes that such allowance is adequate based upon review of the aged accounts receivable as of December 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

         ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND NOTES PAYABLE: The carrying amounts reported in the balance sheet for accounts receivable, accounts payable and notes payable approximate their fair value due to their relatively short maturity.

         LONG-TERM DEBT: the fair value of the Company's fixed-rate long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 1999, the fair value of the Company's long-term debt approximated its carrying value.

INCOME TAXES
------------

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

ADVERTISING
-----------

Advertising costs are charged to expense as incurred. for the periods ended December 31, 1999 and 1998, these costs amounted to approximately $693,000 and $324,000, respectively.

STOCK BASED COMPENSATION
------------------------

The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". the Company has elected only the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", which requires that companies not electing to account for stock based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted (see Note 11).

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

USE OF ESTIMATES
----------------

The preparation of the financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

EARNINGS PER SHARE
------------------

The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE, which requires the presentation of basic and diluted earnings per share (see Note 5).

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the prior year balances to conform to the current presentation.


NOTE 3 - INITIAL PUBLIC OFFERING
--------------------------------

On January 15, 1998, the Company completed an initial public offering and sold 1,350,000 shares of its common stock (par share $.01) at a price of $5.00 per share and 3,105,000 redeemable common stock purchase warrants at a price of $.125 per warrant. The following summarizes this financial transaction:

     Proceeds:
       Common stock                                                $ 6,750,000
       Redeemable purchase warrants                                    388,125
                                                                   ------------
                                                                     7,138,125
       Less underwriters' commission and expense (13%)                (927,956)
                                                                   ------------
     Net proceeds to company                                         6,210,169
       Less company's offering expenses                             (1,324,645)
                                                                   ------------
     Net proceeds                                                  $ 4,885,524
                                                                   ============

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

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 4 - BUSINESS COMBINATION - Continued

Upon the effective date, the Company acquired selected assets and selected liabilities of Joseph Stevens Group, Inc. in exchange for the issuance of 383,733 shares of its common stock, 250,000 warrants to purchase common stock, and the payment of a $1,578,000 purchase acquisition note. The following summarizes the transaction:

           Purchase Price:
             Cash payment on note                                  $ 1,578,000
             Common stock                                            1,916,665
             Warrants                                                   31,250
             Cash payments                                             536,665
             Acquisition expenses                                      345,315
             Capital lease assumed                                      70,000
                                                                   ------------
                                                                   $ 4,477,895
                                                                   ============

           Assets Acquired:
             Equipment                                             $   340,000
             Trademarks                                                200,000
             Goodwill                                                3,937,895
                                                                   ------------
                                                                   $ 4,477,895
                                                                   ============

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

Results of the Steven's operations are included in the Company's operations for the entire year ended December 31, 1998.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 5 - NET INCOME PER COMMON SHARE

the following table reconciles the numerators and denominators of the basic and diluted income per share computations, as computed in accordance with SFAS 128:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                                1999              1998
                                                                            -------------     -------------
           Net earnings - (numerator)                                       $     58,955      $    301,866
                                                                            =============     =============

           Basic:
             Weighted average shares outstanding (denominator)                 7,615,892         7,475,611
                                                                            =============     =============

             Net earnings per common share - basic                          $        .01      $        .04
                                                                            =============     =============

           Diluted:
             Weighted average shares outstanding                               7,615,892         7,475,611

             Effect of dilutive options                                          362,407           410,877
                                                                            -------------     -------------

             Adjusted weighted average shares (denominator)                    7,978,299         7,886,488
                                                                            =============     =============

             Net earnings per common share - diluted                        $        .01      $        .04
                                                                            =============     =============

All warrants outstanding are excluded from the calculation of diluted weighted average shares, as they are anti-dilutive. Options for 886,400 and 215,000 shares of common stock are excluded from the adjusted weighted average shares for the year ended December 31, 1999 and 1998, respectively, as they are anti-dilutive.


NOTE 6 - LEASEHOLD IMPROVEMENTS, EQUIPMENT, AND COMPUTER SOFTWARE

Leasehold improvements, equipment and computer software by major classification are as follows:


                                                                                    DECEMBER 31,
                                                                            -------------------------------
                                                                                1999              1998
                                                                            -------------     -------------
           Leasehold improvements                                           $    204,823      $    194,598
           Telephone equipment                                                   408,605           390,044
           Furniture and fixtures                                                156,355           109,454
           Computer software                                                     631,562                 -
           Computer equipment                                                    455,598            27,028
           Office equipment                                                      442,117           358,178
                                                                            -------------     -------------
                                                                               2,299,060         1,079,302
             Less accumulated depreciation                                      (500,010)         (264,077)
                                                                            -------------     -------------

           Leasehold improvements, equipment and
             computer software, net                                         $  1,799,050      $    815,225
                                                                            =============     =============


Depreciation expense approximated $235,000 and $154,000 for the years ended December 31, 1999 and 1998, respectively.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 7 - NOTE PAYABLE AND LONG-TERM DEBT

At December 31, 1999 and 1998, long-term debt was as follows:

                                                                                    DECEMBER 31,
                                                                            -------------------------------
                                                                                1999              1998
                                                                            -------------     -------------
           Capital lease, payable in monthly payments of $13,166 through
           December 2002.                                                   $    384,537      $          -

           12% note payable, payable in monthly principal installments of
           $16,667 plus interest, paid in February 29, 1999, secured by a
           telephone system.                                                           -            33,333

           Capital lease, payable in monthly payments of $2,290 through
           November 2000.                                                         24,595            53,130
                                                                            -------------     -------------
                                                                                 409,132            86,463
           Less current maturities                                              (135,901)          (61,645)
                                                                            -------------     -------------

                                                                            $    273,231      $     24,818
                                                                            =============     =============

Approximate maturities of long-term debt at December 31, 1999 are as follows:

                    2000                       $ 135,901
                    2001                         133,454
                    2002                         139,777
                                               ---------

                                               $ 409,132
                                               =========

Interest expense totaled approximately $5,000 and $20,000 for the years ended December 31, 1999 and 1998, respectively.


NOTE 8 - INCOME TAXES

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate for the year ended December 31, is as follows:

                                                                            1999         1998
                                                                         ----------   ----------
           Federal statutory income tax rate                                 34.00%       34.00%
           State taxes, net of Federal                                        3.60         3.60
           Excess of cost over fair value of net assets acquired            100.40        19.30
           Net operating loss carryforward                                 (147.70)      (59.90)
           Other                                                              9.70         3.00
                                                                         ----------   ----------

                                                                                 -            -
                                                                         ==========   ==========

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 8 - INCOME TAXES - Continued

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:


                                                                        DECEMBER 31,
                                                                -------------------------------
                                                                    1999              1998
                                                                -------------     -------------
           Deferred tax assets:
             Net operating loss carryforwards                   $  2,027,000      $    760,000
             Deferred revenue                                        150,000                 -
             Accrued compensation                                     92,000            45,000
             Allowance for bad debt                                   22,000                 -
                                                                -------------     -------------
                                                                   2,291,000           805,000
           Deferred tax liabilities:
             Software development costs                             (360,000)          (93,000)
             Goodwill amortization                                   (46,000)                -
                                                                -------------     -------------
                                                                   1,885,000           712,000
           Less:  valuation allowance                             (1,885,000)         (712,000)
                                                                -------------     -------------

                                                                $          -      $          -
                                                                =============     =============

At December 31, 1999 and 1998, the Company has a tax net operating loss carryforward of approximately $5,400,000 and $2,000,000 respectively, to offset future taxable income. Approximately $1,800,000 of these net operating loss carryforwards are also affected by IRS Section 382 limitations, which limit the utility of the net operating loss carryforwards in any given year. The tax net operating loss carryforwards begin to expire in 2010. Realization of any portion of the deferred tax asset resulting from the Company's net operating loss carryforward is not considered more likely than not. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
----------------

The minimum future office rental commitment for leases approximates the following:

                    Year ending December 31,
                             2000                             $   347,952
                             2001                                 357,963
                             2002                                 373,909
                             2003                                 383,555
                             2004                                 399,136
                             Thereafter                           928,493
                                                              -----------

                                                              $ 2,791,008
                                                              ===========

Rent expense totaled approximately $448,000 and $361,000 for the years ended December 31, 1999 and 1998, respectively.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 9 - COMMITMENTS AND CONTINGENCIES - Continued

PHONE AGREEMENTS
----------------

In September 1998, the Company entered into an agreement with its telephone provider which provided an agreed upon rate for its services. This rate is based upon the Company reaching an annual minimum of $1,200,000 in charges for its long-distance services. The agreement was terminated in May 1999.

In August 1999, the company entered into a new agreement with its telephone provider which provided an agreed upon rate for its services. This rate is based upon the Company reaching an annual minimum charge for its long-distance services. The Company anticipates reaching this annual minimum charge.

AGREEMENTS WITH RESERVATION SYSTEM PROVIDER
-------------------------------------------

In May 1999, 800 Travel Systems entered into a five-year agreement with its reservation system provider. Pursuant to this agreement, the reservation system provider paid 800 Travel Systems an incentive that is recorded as unearned revenue and will be recognized as revenue ratably over the life of the agreement. If 800 Travel Systems should terminate or be deemed in default upon the terms of this agreement, 800 Travel Systems agrees to repay this incentive in full.

As part of this agreement, the Company is accruing revenue based upon the number of bookings made with the reservation system provider. This revenue may be reduced if a minimum number of annual bookings are not obtained. As of December 31, 1999, the Company has accrued approximately $546,000 of revenue based on the bookings. The Company believes they will reach the annual minimum number of bookings needed to realize the full amount of this revenue.

LETTERS OF CREDIT
-----------------

The Company has letters of credit totaling $35,000, which is collateralized by certain cash accounts of the Company at December 31, 1999.

RISKS AND UNCERTAINTIES
-----------------------

The Company is dependent on four airlines for approximately 71% of its revenues, and the Company's ability to quote air travel ticket prices, make reservations, and sell tickets is dependent upon the performance of the Sabre electronic travel reservation system.

EMPLOYMENT AGREEMENTS
---------------------

As of December 31, 1999, the Company has employment agreements with five (5) executive employees, which include the following contract provisions:

         o        Aggregate initial base compensation of $598,000

         o Annual pay raises of five percent (5%) of base compensation plus the annual increase in the consumer price index

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 9 - COMMITMENTS AND CONTINGENCIES - Continued

         o Agreements terminate between September 30, 2000 through December 31, 2003

         o Options to purchase 797,500 shares of the Company's common stock at prices ranging from $3.00 to $5.00 per share

         o        Registered warrants to purchase 25,000 shares of Company stock

As a further inducement to sign the above mentioned employment agreement, the CEO of the Company was issued 50,000 shares of the Company's common stock in January 2000 (the second anniversary of the execution of his employment agreement). The market value of the shares to be issued was $5.00, with the aggregated value of $250,000 amortized as a charge against operations ratably over two (2) years. During 1999 and 1998, the Company recognized $120,000 of compensation expense in each year for this grant.

CONSULTING AGREEMENT
--------------------

The Company has entered into an agreement with an outside consultant to supervise the development of the Company's new interactive website. The total cost of such development is expected to be approximately $3.5 million. As of December 31, 1999, the company has capitalized approximately $1,032,000 in software costs related to this project. $145,000 of this amount represents the fair value of options granted to the consultant in 1998. During 1999, the Company transferred $645,000 of capitalized software to fixed assets and is amortizing this software over 4 years.

LITIGATION
----------

The Company is engaged in various lawsuits in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.


NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
---------------

The Board of Directors is authorized, without any action of the stockholders, to provide for the issuance of one or more series of Preferred Stock and to fix the designation, preferences, participating, optional and other rights, qualifications, limitations and restrictions thereof including, without limitation, the dividend rate, voting rights, conversion rights, redemption price and liquidation preference per series of Preferred Stock. Any series of Preferred Stock so issued may rank senior to Common Stock with respect to the payment of dividends or amounts to be distributed upon liquidation, dissolution or winding up. There are no agreements or understandings for the issuance of Preferred Stock, and the Board of Directors has no present intent to issue any Preferred Stock, although it may determine to do so in the future.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 10 - STOCKHOLDERS' EQUITY - Continued

COMMON STOCK
------------

Subject to the rights of the holders of any Preferred Stock which may be outstanding, each holder of Common Stock on the applicable record date is entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment or providing for the payment of liabilities and the liquidation preference of any outstanding Preferred Stock. Each holder of Common Stock is entitled to one vote for each share held of record on the applicable record date on all matters presented to a vote of stockholders, including the election of directors. Holders of Common Stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities. There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock.

CERTAIN CAPITAL TRANSACTIONS
----------------------------

During 1998, the Company received 49,531 shares of Common Stock as payment for $247,647 of receivables from related parties.

During 1998, the Company granted options to a consultant to purchase 250,000 shares of Common Stock at prices ranging from $3.00 to $10.00 per share. The fair value of these options is $144,750 and is included in the software development costs.


NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company has adopted 1997 and 1998 Stock option Plans (collectively, the "Stock Option Plans") under which 500,000 shares of common stock have been reserved for issuance upon exercise of stock options. The Stock Option Plans are designed as a means to attract, retain and motivate qualified and competent persons who are key to the Company, including employees, officers and directors, and those upon whose efforts and judgment the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons.

The Compensation Committee of the Board of Directors (the "Compensation Committee") administers and interprets the Stock Option Plans and is authorized to grant options there under to all eligible employees, officers, and directors of the Company. The Stock Option Plans provide for the granting of both incentive stock options and nonqualified stock options. Options are granted under the Stock Option Plans on such terms and at such prices as determined by the Compensation Committee, except that the per share exercise price of incentive stock options cannot be less than the fair market value of the common stock on the date of grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Incentive stock options granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of stock of the Company, must have an exercise price of at least 110% of the fair market value of the common stock on the date of grant and a term of no more than five years.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

The Stock Option Plans also authorize the Company to make or guarantee loans to optionees to enable them to exercise their options. Such loans must (i) provide for recourse to the optionee, (ii) bear interest at a rate no less than the prime rate of interest, and (iii) be secured by the shares of common stock purchased. The Board of Directors has the authority to amend or terminate the Stock Option Plans, provided that no such action may substantially impair any outstanding option without the written consent of the holder, and provided that certain amendments of the Stock Option Plans are subject to shareholder approval. Unless terminated sooner, the Stock Option Plans will continue in effect until all options granted there under have expired or been exercised, providing that no options may be granted after 10 years from the date the Board of Directors adopted the Stock Option Plans.

The following is a summary of all the stock option activity:

                                                                     Weighted
                                                                      Average
                                                       Stock      Exercise Price
                                                      Options        Per Share
                                                    -----------   --------------
           Outstanding as of December 31, 1997         687,500         $2.39
                   1998 ACTIVITY
                   -------------
             Granted                                   877,500         $4.66
             Exercised                                (100,000)        $1.00
             Expired or canceled                      (150,000)        $3.10
                                                    -----------     -----------

           Outstanding as of December 31, 1998       1,315,000         $3.93
                   1999 ACTIVITY
                   -------------
             Granted                                   710,000         $3.87
             Exercised                                 (17,200)        $3.34
             Expired or canceled                          (600)        $5.00
                                                    -----------     -----------

           Outstanding as of December 31, 1999       2,007,200         $3.91
                                                    ===========     ===========

The weighted average fair value of options granted during 1999 on granted options whose exercise price exceeds the market price of the stock on the grant date is $.80. There were no options granted during 1999 on granted options whose exercise price is less than the market price of the stock on the grant date.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                               Weighted Average
                                                                  Remaining              Weighted
                         Range of             Number           Contractual Life           Average
                      Exercise Prices      Outstanding             (Years)             Exercise Price
                      ---------------      -----------         ----------------        --------------
                    Outstanding Shares
                           $1.00                  200,000             7                $ 1.00
                       $3.00 - $4.00              925,000            6.09              $ 3.07
                       $5.00 - $5.50              757,200            8.24              $ 5.13
                      $7.00 - $10.00              125,000            5.20              $ 7.60

                    Exercisable Shares

                           $1.00                  200,000                              $ 1.00
                       $3.00 - $4.00              385,000                              $ 3.16
                       $5.00 - $5.50              457,200                              $ 5.00
                            $10                    25,000                              $10.00

The following is a summary of all warrant activity:


                                                                              Range of       Weighted Average
                                                                              Per Share       Exercise Price
                                                            Warrants       Exercise Price       Per Share
                                                         --------------    --------------    ---------------
           Outstanding at December 31, 1997                    375,000          $5.50             $ 5.50
                   1998 ACTIVITY
                   -------------
             Granted                                         3,510,000      $6.25 - $7.98           6.46
             Expired or canceled                                     -
             Exercised                                         (58,200)         $6.25               6.25
                                                         --------------                      ---------------

           Outstanding at December 31, 1998                  3,826,800                              6.37
                   1999 ACTIVITY
                   -------------
             Granted                                                 -
             Expired or canceled                                     -
             Exercised                                          (2,000)         $6.25               6.25
                                                         --------------                      ---------------

           Outstanding at December 31, 1999                  3,824,800                             $6.34
                                                         ==============                      ===============

The weighted average fair value of warrants granted during 1998 $1.91.

                            800 TRAVEL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 11 - STOCK OPTIONS AND WARRANTS - Continued

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

                                                           1999         1998
                                                       -----------  -----------
           Net earnings:
             As reported                               $   58,955   $  301,866
             Pro forma                                 $ (135,655)  $ (355,090)

           Net earnings per common share - basic:
             As reported                               $      .01   $      .04
             Pro forma                                 $     (.02)  $     (.05)

           Net earnings per common share - diluted:
             As reported                               $      .01   $      .04
             Pro forma                                 $     (.02)  $     (.05)

The fair value of each option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively, no dividend yields for both years; expected volatility of 43.1% and 45.5%; risk free interest rates of 5.92% and 5.10%; and expected lives of 3.0 and 3.1 years.


NOTE 12 - RELATED PARTY TRANSACTIONS

Effective February 1998, the Company entered into a consulting agreement with a shareholder and director, whereby the Company pays a monthly fee of $5,000. In May 1999, the Company increased the monthly payments paid to the shareholder and director to $10,500 per month in return for such consulting services. During 1999 and 1998, $104,000 and $55,000 were recorded as expense under this agreement.

In July 1999, The Colonial Group, a company that is majority owned by a director and stockholder, agreed to provide investor-relations services to the Company for $3,000 per month. During 1999, $18,000 was recorded as expense under this agreement.

In April 1999, 800 Travel Systems entered into a $60,000 loan agreement and a $100,000 deferred compensation agreement with Mr. Mark Mastrini, CEO, and COO of 800 Travel Systems. The loan amount will be forgiven in two $30,000 installments if Mr. Mastrini is employed by 800 Travel Systems as of January 1, 2000 and 2001. The total deferred compensation will be paid if Mr. Mastrini is employed by 800 Travel Systems as of April 1, 2009. During 1999, $30,700 was recorded as expense related to these agreements.