Form 10QSB
period 2000-03-31
800 TRAVEL SYSTEMS INC
filed 2000-05-12
CIK 1039208

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                      Yes |X|                No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,616,296 shares of Common Stock, $.01 par value, were outstanding, as of April 30, 2000.

Transitional Small Business Disclosure Format (check one):

                      Yes | |                No |X|


                                                       INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.    FINANCIAL INFORMATION

   Item 1.  Financial Statements

                Condensed Balance sheets - March 31, 2000 (unaudited) and
                December 31, 1999                                                       3

                Condensed Statements of Operations -Three Months Ended
                March 31, 2000 and March 31, 1999 (unaudited)                           4

                Condensed Statement of Stockholders' Equity- Three Months Ended
                March 31, 2000 (unaudited)                                              5

                Condensed Statements of Cash Flows- Three Months Ended
                March 31, 2000 and March 31, 1999 (unaudited)                           6

                Notes to Condensed Financial Statements- March 31, 2000 (unaudited)   7-8

   Item 2.   Management's Discussion and Analysis or Plan of Operations              9-19

PART II.    OTHER INFORMATION                                                          20

            SIGNATURES                                                                 21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                 CONDENSED BALANCE SHEETS


                                                                     March 31,          December 31,
                                                                       2000                 1999
                                                                   -------------       -------------
                                                                    (unaudited)
                                         ASSETS
CURRENT ASSETS
  Cash                                                             $  2,074,047        $  2,181,020
  Commissions receivable                                              1,403,363           1,217,144
  Prepaid assets                                                        122,917             166,986
                                                                   -------------       -------------
     Total current assets                                             3,600,327           3,565,150
                                                                   -------------       -------------
 LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                            1,873,736           1,799,050
                                                                   -------------       -------------
 EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                         4,510,586           4,560,640
                                                                   -------------       -------------

OTHER ASSETS
  Trademarks, net                                                       316,382             323,299
  Capitalized software                                                  402,115             387,007
  Other                                                                  58,029              77,025
                                                                   -------------       -------------
     Total other assets                                                 776,526             787,331
                                                                   -------------       -------------
     TOTAL ASSETS                                                  $ 10,761,175        $ 10,712,171
                                                                   =============       =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                             $    143,188        $    135,091
  Accounts payable and accrued liabilities                            1,120,407             958,048
  Unearned revenue                                                       92,796             100,529
                                                                   -------------       -------------
     Total current liabilities                                        1,356,391           1,194,478

UNEARNED REVENUE                                                        283,859             299,325
DEFERRED RENT                                                           144,442             136,517
LONG-TERM DEBT - excluding current maturities                           241,200             273,231
                                                                   -------------       -------------
     Total liabilities                                                2,025,892           1,903,551
                                                                   -------------       -------------

STOCKHOLDERS' EQUITY
  Common stock                                                           76,163              76,163
  Additional paid-in capital                                         12,137,150          12,137,150
  Accumulated deficit                                                (3,478,030)         (3,404,693)
                                                                   -------------       -------------
     Total stockholders' equity                                       8,735,283           8,808,620
                                                                   -------------       -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 10,761,175        $ 10,712,171
                                                                   =============       =============


   The accompanying notes are an integral part of these condensed statements.


                                  CONDENSED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                                          March 31,
                                                               --------------------------------
                                                                   2000                1999
                                                               ------------        ------------
                                                                         (Unaudited)
REVENUES
  Commissions                                                  $ 1,574,878         $ 1,832,512
  Ticket delivery and service fees                               1,501,903           1,047,946
                                                               ------------        ------------
     Total revenues                                              3,076,781           2,880,458

OPERATING EXPENSES
  Employee costs                                                 1,617,634           1,457,734
  Other selling, general and administrative expenses             1,554,819           1,553,572
                                                               ------------        ------------
     Total operating expenses                                    3,172,453           3,011,306
                                                               ------------        ------------

LOSS FROM OPERATIONS                                               (95,672)           (130,848)

INTEREST INCOME, NET                                                22,335              23,539
                                                               ------------        ------------

LOSS BEFORE INCOME TAXES                                           (73,337)           (107,309)
                                                               ------------        ------------

Provision for income taxes                                              --                  --
                                                               ------------        ------------

NET LOSS                                                       $   (73,337)        $  (107,309)
                                                               ============        ============

NET LOSS PER COMMON SHARE-BASIC                                $      (.01)        $      (.01)
                                                               ============        ============

                         -DILUTED                              $      (.01)        $      (.01)
                                                               ============        ============

AVERAGE OUTSTANDING
  COMMON SHARES-BASIC                                            7,616,296           7,614,658
                                                               ============        ============

               -DILUTED                                          7,616,296           7,614,658
                                                               ============        ============


   The accompanying notes are an integral part of these condensed statements.

                                           CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                               Common Stock              Additional       Stock
                                       -----------------------------      Paid-in      Subscriptions   Accumulated
                                           Shares          Amount         Capital       Receivable        Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1997                5,959,709    $     59,597    $  5,297,424    $    (21,547)   $ (3,765,514)   $  1,569,960

  Sales of common stock and
    warrants net of issuance expenses
    of $2,252,602                         1,350,000          13,500       4,872,024              --              --       4,885,524
  Joseph Stevens Group, Inc.
  Acquisition                               383,333           3,833       1,944,082              --              --       1,947,915
  Purchase and retirement of shares        (204,615)         (2,046)       (405,954)             --              --        (408,000)
  Exercise of warrants                       58,200             582         363,168              --              --         363,750
  Exercise of stock options                 100,000           1,000          99,000              --              --         100,000
  Issuance of options for services               --              --         144,750              --              --         144,750
  Shares exchanged in payment of
  Receivables                               (49,531)           (495)       (247,152)             --              --        (247,647)
  Payment of stock subscription                  --              --              --          21,547              --          21,547
  Net earnings                                   --              --              --              --         301,866         301,866
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1998                7,597,096          75,971      12,067,342              --      (3,463,648)      8,679,665
  Exercise of warrants                        2,000              20          12,480              --              --          12,500
  Exercise of stock options                  17,200             172          57,328              --              --          57,500
  Net earnings                                   --              --              --              --          58,955          58,955
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1999                7,616,296          76,163      12,137,150              --      (3,404,693)      8,808,620
  Net loss (unaudited)                           --              --              --              --         (73,337)        (73,337)
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, MARCH 31, 2000
  (unaudited)                             7,616,296    $     76,163    $ 12,137,150    $         --    $ (3,478,030)   $  8,735,283
                                       =============   =============   =============   =============   =============   =============


                            The accompanying notes are an integral part of these condensed statements.

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                -------------------------------
                                                                                    2000               1999
                                                                                ------------       ------------
                                                                                          (Unaudited)
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $   (73,337)       $  (107,309)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                 186,499            100,810
      Receivables                                                                  (186,218)          (371,019)
      Prepaid assets and other assets                                                63,065             27,804
      Deferred rent and unearned revenue                                            (15,274)             4,920
      Accounts payable and accrued liabilities                                      162,359            102,857
                                                                                ------------       ------------
               Net cash provided by (used in) operating activities                  137,094           (241,937)
                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvements and equipment                                 (204,215)           (66,514)
  Software development costs                                                        (15,108)          (126,539)
                                                                                ------------       ------------
               Net cash used in investing activities                               (219,323)          (193,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                                        (24,744)           (33,327)
  Proceeds from exercise of options and warrants                                         --             70,000
                                                                                ------------       ------------
               Net cash (used in) provided by financing activities                  (24,744)            36,673
                                                                                ------------       ------------

NET DECREASE IN CASH                                                               (106,973)          (398,317)

CASH, AT THE BEGINNING OF PERIOD                                                  2,181,020          2,387,273
                                                                                ------------       ------------

CASH, AT THE END OF THE PERIOD                                                  $ 2,074,047        $ 1,988,956
                                                                                ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                    $     6,363        $       482
                                                                                ============       ============


             The accompanying notes are an integral part of these condensed statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           March 31, 2000 (unaudited)

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or any future period. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto, together with management's discussion and analysis or plan of operations, included in the annual report on Form 10-KSB for the year ended December 31, 1999.


NOTE B:  NET LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted net loss per share computations, as computed in accordance with FAS 128:

                                                          Three Months Ended
                                                               March 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
         Net loss - (numerator)                      $   (73,337)   $  (107,309)
         Basic:
         Average common shares outstanding
          (denominator)                                7,616,296      7,451,035
                                                     ============   ============
         Net loss per
          Common share - basic                              (.01)          (.01)
                                                     ============   ============
         Diluted:
         Average common shares outstanding             7,616,296      7,614,658
           Effect of dilutive options and warrants            --             --
                                                     ------------   ------------
         Adjusted average common shares
          (denominator)                                7,616,296      7,614,658
                                                     ============   ============
         Net loss per
         common share-diluted                               (.01)          (.01)
                                                     ============   ============


All options and warrants outstanding for the three months ended March 31, 2000 and 1999 are excluded from the calculation of diluted weighted average shares as they are anti-dilutive.


NOTE C:  COMMITMENTS AND CONTINGENCIES

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

Agreements with Related Parties
-------------------------------

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

Phone Agreements
----------------

In August 1999, the Company entered into a new agreement with its telephone provider which provided an agreed upon rate for its services. This rate is based upon the Company reaching an annual minimum charge for its long-distance services. The Company anticipates reaching this annual minimum charge.

Legal Proceedings
-----------------

The Company is the defendant in an action currently pending in the 134th District Court of Dallas County, Texas entitled "First London Securities Corporation v. 800 Travel Systems, Inc. A/k/a/ I FLY", Case No. 00-02222. The Company was served with this action in April, 2000; the action was brought by First London Securities, the Company's managing underwriter for its IPO in January 1998. The plaintiff asserts in this action that the Company failed to keep current all filings necessary to enable the plaintiff to exercise its rights under its Underwriting and Representatives' Warrant Agreements at an optimal market price. Plaintiff currently alleges damages up to approximately $1.7 million, in addition to court costs and attorney's fees. While it is impossible to predict the eventual outcome of this action, the Company believes that it has defenses to these claims and intends to defend this suit vigorously.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

OVERVIEW

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

In January 1999, 800 Travel Systems broadened its ticket distribution by offering online booking at "www.LowAirfare.com." Internet bookings accounted for approximately 14% and 1% of total gross reservations for the three months ended March 31, 2000 and 1999, respectively. 800 Travel Systems expects online gross reservations and online net revenues to represent an increasing percentage of gross reservations and net revenues in future periods. To differentiate itself from the competition, the Company's website was designed to have human interaction capabilities. The desired result from the Company's Internet initiative is to increase completed Internet sales in a cost effective manner by providing business to business (B2B) and business to consumer (B2C) customers a website that offers the choice of making reservations conveniently, without an agent or if needed, with an agent. The Company jointly announced the completion of certain enhancements to its website in April 2000 by integrating technology developed with Sabre Holdings Corporation and e-Business Interactive Solutions, Inc. This new technology provides the online travel customers the flexibility to book air travel online by themselves or with the assistance of an online travel agent. With this integrated technology, the Company is experiencing an approximate 18% completed sales ratio (look-to-book ratio) which compares favorably to the e-commerce industry average of approximately 2%. In addition, this technology enables the Company's reservation agents to handle up to eight customers at once as each online customer progresses through the online booking process.

800 Travel Systems' believes its growth strategy will leverage Internet technologies with its core competencies of low cost, call center operations and travel industry expertise to both B2B and B2C markets. The growth strategy includes selling higher volumes of cruise tickets, hotel reservations and auto rentals as well as providing travel operation functions such as, order administration, ticketing, shipping, quality control and customer service to online travel service providers who typically outsource these functions. This growth strategy should lessen the current dependency on air travel reservations and should help offset the anticipated continued pressure on margins from airline commission reductions and other competitive forces. 800 Travel Systems expects revenues from sources other than airline ticket sales to increase in future periods. Net earnings for the three months ended March 31, 2000 were negatively impacted by approximately $64,000 resulting from the Internet initiative and by an additional $182,000 resulting from the additional compensation and costs for new executives and consultants associated with the implementation of the Company's growth strategy. The Company also anticipates its operating and marketing expenses to increase as its strategy is implemented.

Gross reservations represent the aggregate retail value of the tickets sold to consumers, including delivery and service fees charged by the Company and taxes and impact fees levied on the behalf of various authorities. For comparative purposes, it is important to recognize that certain other travel companies report their gross reservations as revenues. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the three months ended March 31, 2000 and 1999 were $21,066,066 and $18,722,300 respectively. Substantially all of the gross reservations are generated from airline ticket sales. As anticipated by the management of 800 Travel Systems, airline commissions were further reduced in October 1999 and will negatively impact future revenues to the extent that such reduced commissions are not able to be offset by increases in service fees charged to customers. The Company anticipates being able to offset future commission reductions by negotiating non-published fares directly with the airline carriers to which a mark up from the consumer would be earned by the Company.

800 Travel Systems' operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses including rent and computer maintenance fees; and interest, fees and expenses associated with 800 Travel Systems' financing activities. The Company expects to continue to incur additional operating and selling expenses relating to its Internet initiative.

Set forth below for the periods indicated are the revenues as a percentage of gross reservations and operating expenses, other income and net loss as a percentage of revenues for the three months ended March 31, 2000 and 1999, respectively.

                                                       Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
          Revenues
               Commissions                                7.5% *         9.8% *
               Ticket delivery and service fees           7.1%           5.6%
                                                  ------------   ------------
               Total Revenue                             14.6%          15.4%
                                                  ============   ============

          Operating Expenses
              Employee costs                             52.6% **       50.6% **
              SG & A, Other                              50.5%          53.9%
                                                  ------------   ------------
              Total Operating Expenses                  103.1%         104.5%
                                                  ============   ============
          Other Income                                    0.7%           0.8%
                                                  ============   ============
              Net Loss                                   -2.4%          -3.7%
                                                  ============   ============

          *  Revenues as a percentage of gross reservations.
          ** Expenses as a percentage of revenues.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Revenues increased $.2 million, or 6.8%, to $3.1 million for the three months ended March 31, 2000. This increase resulted primarily from an increase in the volume of tickets sold. The average revenue per ticket remained relatively constant as increased service fees charged to customers and commissions related to the new contract with 800 Travel Systems' reservation system provider were offset by a reduction in commissions paid by airlines. Revenues as a percentage of gross reservations decreased to 14.6% for the three months ended March 31, 2000 from 15.4% for the three months ended March 31, 1999. This decrease was primarily due to the increased percentage of Internet bookings, since the Company charges no service fees on such bookings however, the Company currently earns commissions and segment incentives from these bookings. Gross reservations booked for the three months ended March 31, 2000 increased $2.3 million or 12.5% to $21.1 million. This increase resulted primarily from an increase in the volume of tickets sold and from a higher average reservation price per ticket.

Revenues through call centers decreased $.1 million or 2.1% to $2.8 million. This decrease resulted primarily from a reduction in telephone calls received and was partially offset by an increased percentage of calls answered resulting from certain operational improvements. The decrease in telephone calls received was primarily due to increased competitive pressures from Internet based, online travel agencies. To increase revenues through its call centers, 800 Travel Systems intends to improve certain core competencies such as negotiated discounted ticket pricing with airlines, hiring additional reservation agents, increasing reservation agent hours worked through schedule adjustments, increasing travel-related products to sell and increasing and/or reallocating advertising dollars to new advertising programs.

Revenues from Internet bookings which include commissions and segment incentives, were $.3 million (or 9.2%) of total revenues for the three months ended March 31, 2000. For the three months ended March 31, 1999, revenues from Internet bookings were immaterial. 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses increased $.2 million, or 5.3%, to $3.2 million for the three months ended March 31, 2000. Operating expenses as a percentage of revenues decreased 1.4% to 103.1%. Employee costs increased $.2 million to $1.6 million (or 52.6% of revenues) for the three months ended March 31, 2000 from $1.4 million (or 50.6% of revenues) for the three months ended March 31, 1999. This increase resulted primarily from increased Internet reservation agent, quality control and corporate wages and was partially offset by a decrease in call center reservation agent wages. Employee costs as a percentage of revenues increased primarily from new corporate personnel hired to implement the Company's growth strategy and the addition of a quality control department. Other selling, general and administrative ("SG&A") expenses were approximately equal for the three months ended March 31, 2000 and 1999. SG&A expenses including increases in advertising, legal and consulting expenses were offset by decreases in telephone expenses. This decrease resulted primarily from a telecommunications contract that became effective in August 1999. SG&A expenses as a percentage of revenues decreased 3.4% to 50.5% for the three months ended March 31, 2000.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems recorded a loss before income taxes for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $.1 million for the three months ended March 31, 2000 primarily as a result of depreciation and amortization expenses and increases in accounts payable and accrued liabilities and was partially offset by a net loss and an increase in receivables. For the three months ended March 31, 1999, net cash used in operating activities was $.2 million primarily as a result of a net loss and an increase in accounts receivable and was partially offset by depreciation and amortization expenses and an increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $.2 million for the three months ended March 31, 2000 primarily as a result of the purchase of computer hardware. For the three months ended March 31, 1999, net cash used in investing activities was $.2 million primarily as a result of software development costs.

Net cash used by financing activities was $24,744 for the three months ended March 31, 2000 primarily as a result of principal payment on debt. For the three months ended March 31, 1999 net cash provided by financing activities was $36,673 primarily as a result of net proceeds received from the exercise of stock options and warrants and was partially offset by the principal payment on debt.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund both the short and long term capital and liquidity needs of 800 Travel Systems' operations for the foreseeable future. 800 Travel Systems has budgeted approximately $3.5 million for capital expenditures, nearly all of which is intended for the Internet initiative and necessary computer hardware relating to the new contract with the reservation system provider effective May 1999. Approximately $1.4 million has been expended through March 31, 2000 with the remainder to be expended within the next 12 months. If cash on hand or cash expected to be provided by operating activities is not sufficient to satisfy 800 Travel Systems' liquidity and capital requirements, 800 Travel Systems may seek to sell additional equity or debt securities or obtain credit lines from financial institutions. The sale of equity securities or convertible debt could result in additional dilution to 800 Travel Systems' shareholders. There is no assurance that financing will be available in amounts or on terms acceptable to 800 Travel Systems, if at all.

YEAR 2000 READINESS

As of the date of this report 10-QSB, which is subsequent to the year beginning 2000, 800 Travel Systems has experienced no material adverse affects from the onset of Year 2000. 800 Travel Systems will continue to monitor for potential negative affects from the Year 2000 however, no material adverse affects are anticipated. 800 Travel Systems' total costs of its year 2000 preparedness were not material, however, there can be no assurances that the costs resulting from year 2000 issues will not have a material impact on 800 Travel Systems' business, operations or financial condition in future periods.

SEASONALITY

Based upon the results of its operations during 1999 and 2000 to date and its knowledge of the travel industry, 800 Travel Systems anticipates its business may be affected by seasonality. Travel bookings typically are low in the months January through March, increase in April through October as consumers plan their vacations and typically decline in November through December. In response, 800 Travel Systems will vary the number of agents on staff at any time. There can be no assurance that 800 Travel Systems may not have to take proactive steps to reduce its work force in response to seasonal fluctuations in the future. Notwithstanding 800 Travel Systems' efforts, the seasonality of the travel industry is likely to adversely impact 800 Travel Systems' business. Moreover, as a consequence of such seasonality and other factors, 800 Travel Systems' quarterly revenue and operating results will be difficult to forecast and period to period comparisons of results may not be relevant or informative.

FORWARD LOOKING STATEMENTS -- RISK FACTORS

         Investors should carefully consider the following risk factors, in addition to the other information concerning the factors affecting forward looking statements. Each of these risk factors could adversely affect our business, operating results and financial condition as well as adversely affect the value of an investment in 800 Travel Systems. You should be able to bear a complete loss of your investment.

         Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "800 Travel Systems," "company," "we," "our," and "us" refer to 800 Travel Systems, Inc. The words "expect", "believe", "goal", "plan", "intend", "anticipate", "estimate", "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of 800 Travel Systems, our Directors or our Officers about 800 Travel Systems and the industry in which we operate, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to further develop and improve our Internet capabilities and diversify revenues utilizing our call center operation and travel industry expertise; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) the future impact from Year 2000 readiness plans and costs; and (vi) our ability to respond to changes in customer demand, including as a result of increased competition and the increase of Internet activity. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting fuel and other travel costs and their effect on the volume of consumer air travel; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for strategic alliances in the travel and telemarketing areas; (iii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition from traditional and Internet based travel agencies, consolidators and the airlines themselves, changes in the commissions paid by airlines, and increased labor, marketing, computer software/hardware and telecommunications costs; (iv) the availability and capabilities of the SABRE electronic travel reservation system and ancillary software; (v) the success of our Internet initiatives; (vi) changes in commission rates; (vii) the improved productivity of our reservation agents as they gain experience and utilize technological improvements; (viii) the future impact of our Year 2000 readiness and the Year 2000 readiness of third parties with which we have material relationships, particularly SABRE; (ix) our rights to the use of software and other intellectual property and the potential for others to challenge and otherwise adversely affect such rights; and (x) other factors including those identified in our filings with the SEC including but not limited to information under the heading "Risk Factors" in the Form SB-2 Registration Statement and Prospectus for our initial public offering as amended from time to time, and the following risk factors.

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES. OUR FUTURE OPERATING RESULTS MAY NOT BE PROFITABLE.

         We have been operating for less than four years and during that time we have generated a significant accumulated operating loss. There can be no assurance that we will be able to operate profitably, particularly if we seek to expand through acquisitions or the addition of new Internet services. We only recently expect to initiate our online operations and, accordingly, our prospects in this field must be considered in light of the difficulties encountered in any new business. These risks include our failure to:

     o   attract additional travel suppliers and consumers to our service
     o   maintain and enhance our brand
     o   expand our service offerings
     o   operate, expand and develop our operations and systems efficiently
     o   maintain adequate control of our expenses
     o   raise additional capital
     o   attract and retain qualified personnel
     o   respond to technological changes
     o   respond to competitive market conditions

WE ARE DEPENDENT ON THE SABRE SYSTEM.

         Our ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon our contractual right to use, and the performance of, the SABRE electronic travel reservation system. In May 1999, we entered into a five year agreement with SABRE, Inc. to lease the SABRE system in our Tampa and San Diego reservation centers. If the SABRE system were to cease functioning, or if we were to lose our contractual right to use the SABRE system through our inability to renew the agreement, upon expiration thereof or through a default by us or other termination event under the agreement during the term thereof, we would not be able to conduct operations until a replacement system was installed and became operational. Only a very limited number of companies provide reservation systems to the travel agency industry. There can be no assurance that a replacement system could be obtained on comparable terms or if obtained, installed in time to successfully continue operations.

         During any interruption in the operation of SABRE, we would lose revenues. Other travel agencies using other travel reservation systems would not be subject to such interruption of their operations, and we may lose market share to such competitors. Upon the interruption of the operation of the SABRE system, we could decide to commence operations with another travel reservation system. Substantial expenses could be required for acquiring the right to use a new system and retraining reservation agents. In addition, any impairment of the SABRE system which does not cause us to cease operations could, nevertheless, adversely affect the quality of our services, resulting in lost revenues or market share and could require us to subscribe to a different travel reservation system.

WE ARE SUBJECT TO ADJUSTMENTS IN AIRLINE COMMISSIONS WHICH COULD REDUCE OUR REVENUES.

         In October 1999, the major airlines announced reductions in the commissions they will pay travel agents from approximately 8% to 5% and subject to a cap of $50.00 for domestic round trip ticket sales. In addition, at least one airline has implemented a fixed-rate commission of $10.00 for domestic online round trip ticket sales. We anticipate continued downward pressure on airline commission rates. Such reductions and future reductions, if any, could have a material adverse effect on our operations. We may not be paid commission by airlines for stand alone bookings on our web site or online agent asserted bookings on our web site. We also may not be able to impose service charges for our Internet services, which could adversely affect our services and earnings

RISKS RELATING TO THE AIRLINE INDUSTRY

         Developments in the airline industry may result in a decrease in the price or number of tickets we sell. Concerns about passenger safety may result in a decrease in passenger air travel and a consequent decrease in the number of tickets we sell. There can be no assurance that any such developments will not occur or that we will not be adversely affected by any such decrease in the level of passenger air travel.

IF TRAVEL RELATED INTERNET SERVICES OR THE DIVERSIFIED USE OF OUR CALL CENTER OPERATIONS DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR BUSINESS MAY NOT GROW.

         Our success will depend in large part on widespread market acceptance of the Internet as a vehicle for the buying of airline tickets and other travel related products and services as well as the diversified use of our call center operations. Consumers who have historically purchased airline tickets and other travel related products and services using traditional commercial channels, such as local travel agents and calling airlines directly, must instead purchase these products through our website or through call center operations. Consumers frequently use our website or call centers for route pricing and other travel information and then choose to purchase airline tickets or make other reservations directly from travel suppliers or other travel agencies. If the online market develops more slowly than expected, or if our services do not achieve widespread market acceptance, our business will grow more slowly than expected. Our future growth, if any, will depend on critical factors including but not limited to: (i) the growth of the Internet as a tool used in the process of buying airline tickets and other travel related products and services; (ii) our ability to successfully and cost effectively market our services to a sufficiently large number of people; and (iii) our ability to consistently deliver high quality and fast and convenient service at competitive prices.

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

WE MAY BE UNABLE TO DEVELOP NEW RELATIONSHIPS WITH STRATEGIC PARTNERS AND MAINTAIN OUR EXISTING RELATIONSHIPS.

         Our business depends on establishing and maintaining relationships with airlines, SABRE and others. As a result of our agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, we are able to charge our customers a service charge, while still offering low priced tickets. We cannot assure you that we will be able to establish new relationships or maintain existing relationships. If we fail to establish or maintain these relationships, it could adversely affect our business.

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

         Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us and may enter into strategic or commercial relationships with larger, more established and well financed companies. Certain of our competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development than us. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. In particular, Microsoft Corporation has publicly announced its intent to continue to invest heavily in the area of travel technology and services. Increased competition may result in reduced operating margins, loss of market share and brand recognition. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, operating results and financial condition.

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

A FAILURE IN THE PERFORMANCE OF OUR WEB HOSTING FACILITY SYSTEMS COULD HARM OUR BUSINESS AND REPUTATION.

         We depend upon a third party Internet service provider to host and maintain our web site. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our web site or a decrease in responsiveness of our web site service could result in reduced revenue, and could be harmful to our reputation and brand. Our Internet service provider does not guarantee that our Internet access will be uninterrupted, error free or secure. Any disruption in the Internet service provided by such provider could significantly harm our business. In the future, we may experience interruptions from time to time. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service. Our Web servers must be able to accommodate a high volume of traffic and we may in the future experience slower response times for a variety of reasons. If we are unable to add additional software and hardware to accommodate increased demand, this could cause unanticipated system disruptions and result in slower response times. The costs associated with accommodating such increased demand may exceed the revenues the increased demand may generate. Ticket buyers may become dissatisfied by any system failure that interrupts our ability to provide access or results in slower response time.

         Any reduction in performance, disruption in the Internet access or discontinuation of services provided by our Internet service provider, GTE and AT&T, or other telecommunications provider, or any disruption in our ability to access the SABRE systems, could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our transaction processing systems and network infrastructure will be able to accommodate increases in traffic in the future, or that we will, in general, be able to accurately project the rate or timing of such increases or upgrade our systems and infrastructure to accommodate future traffic levels on our online sites. In addition, there can be no assurance that we will be able in a timely manner to effectively upgrade and expand our transaction processing systems or to successfully integrate any newly developed or purchased modules with our existing systems. There can be no assurance that we will successfully utilize new technologies or adapt our online sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards.

         Our call center computer and communications hardware is provided under a leasing arrangement and is located at the respective centers in Tampa, Florida and San Diego, California. If either call center experiences a disaster that interrupts service, inbound telephone calls can be re-routed to the other center. Substantially all of our Internet computer and communications hardware is provided by Exodus and is located at Exodus' New York Internet data center. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We currently do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite the implementation of network security measures by us, our servers are vulnerable to computer viruses, physical or electrical break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations.

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

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY GENERALLY COULD REDUCE OUR REVENUES.

         We rely on the health and growth of the travel industry. Travel is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce travel are likely to reduce our revenues. These may include:

     o price escalation in the airline industry or other travel-related industries
     o   increased occurrence of travel-related accidents
     o   airline or other travel-related strikes
     o   political instability
     o   regional hostilities and terrorism
     o   bad weather

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

         Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. It is possible that this legislation will not be renewed when it terminates in October 2001. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could decrease the demand for our products and services or increase our costs of operations.

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

OUR REVENUES ARE UNPREDICTABLE AND ARE SUBJECT TO FLUCTUATION.

         As a result of our limited operating history, we are unable to accurately forecast our revenues. Our current and future expense levels are based on our operating plans and estimates of future revenues and are to a large extent fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to offer expanded services, to fund increased sales and marketing or to develop our technology and transaction processing systems, and such expenses are not subsequently followed by increased revenues, our operating results may deteriorate.

         We will experience seasonality in our business, reflecting seasonal fluctuations in the travel industry. Seasonality in the travel industry is likely to cause quarterly fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS IS SUBSTANTIALLY DEPENDENT UPON CERTAIN KEY PERSONNEL.

         Our success is substantially dependent upon the continuing services of Mark D. Mastrini, as well as other key personnel. While we have employed a number of executives with industry experience, the loss of Mr. Mastrini or other significant members of management could have a material adverse effect on our business, financial condition and results of operations.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY IMPACT THE MARKET PRICE OF THE COMMON STOCK.

         We are unable to predict the effect, if any, that future sales of Common Stock (or the potential for such sales) may have on the market price of the Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock in the public market, including those obtained from the exercise of the Warrants, could impair our ability to raise capital through an offering of securities and may adversely affect the market price of the Common Stock.

THE COMPANY MUST MAINTAIN A CURRENT PROSPECTUS AND REGISTRATION STATEMENT IN ORDER FOR WARRANTS TO BE EXERCISED BY THEIR HOLDERS.

         We must maintain an effective registration statement on file with the Commission before the holder of any of the Warrants may be redeemed or exercised. It is possible that we may be unable to cause a registration statement covering the Common Stock underlying the Warrants to be effective. It is also possible that the Warrants could be acquired by persons residing in states where we are unable to qualify the Common Stock underlying the Warrants for sale. In either event, the Warrants may expire unexercised, which would result in the holders losing all the value of the Warrants. There can be no assurance that we will be able to maintain an effective registration statement covering the issuance of Common Stock upon redemption or exercise of the Warrants. If we are unable to maintain an effective registration for the issuance of Common Stock upon redemption of exercise of the Warrants, we may be subject to claims by the Warrant holders.

OUR COMMON STOCK PRICE AND WARRANT PRICE MAY BE VOLATILE.

         The market price for our Common Stock and Warrants are likely to be highly volatile and are likely to experience wide fluctuations in response to factors including the following:

     o   actual or anticipated variations in our quarterly operating results
     o announcements of technological innovations or new services by us or our competitors
     o   changes in financial estimates by securities analysts
     o   conditions or trends in the Internet or online commerce industries
     o changes in the economic performance or market valuations of other Internet, online commerce or travel companies
     o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments
     o   additions or departures of key personnel
     o release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock
     o   potential litigation

         The market prices of the securities of Internet-related and online commerce companies have been especially volatile. Broad market and industry factors may adversely affect the market price of our Common Stock and Warrants, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

The Company is the defendant in an action currently pending in the 134th District Court of Dallas County, Texas entitled FIRST LONDON SECURITIES CORPORATION V. 800 TRAVEL SYSTEMS, INC. A/K/A/ I FLY, Case No. 00-02222. The Company was served with this action in April, 2000; the action was brought by First London Securities, the Company's managing underwriter for its IPO in January 1998. The plaintiff asserts in this action that the Company failed to keep current all filings necessary to enable the plaintiff to exercise its rights under its Underwriting and Representatives' Warrant Agreements at an optimal market price. Plaintiff currently alleges damages up to approximately $1.7 million, in addition to court costs and attorney's fees. While it is impossible to predict the eventual outcome of this action, the Company believes that it has defenses to these claims and intends to defend this suit vigorously.

ITEM 6.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
         (a) Exhibit Index:

Exhibit                            Description
-------                            -----------

3.1       --      Amended and Restated Certificate of Incorporation (1)
3.2       --      Amended and Restated Bylaws (1)
10.1      --      Form of Registrants 1997 Stock Option Plan (1)
10.2      --      Lease dated February 10, 1996 between JFJ Real Estate L.P. and 800 Travel Systems (1)
10.3      --      Airlines Reporting Corporation ("ARC") Agent Reporting Agreement (1)
10.4      --      Letter dated March 6, 1996 from ARC approving change of ownership (1)
10.5      --      Subscriber Service Agreement dated November 27, 1995 between 800 Travel Systems and Payroll
                  Transfers Interstate, Inc. (1)
10.6      --      Form of Employment Agreement between 800 Travel Systems and Mark D. Mastrini (1)
10.7      --      Form of Employment Agreement between 800 Travel Systems and Biagio Bellizzi (1)
10.8      --      Agreement of March 1, 1997 between 800 Travel Systems and Global Discount Travel Services (1)
10.9      --      1998 Stock Option Plan (2)
10.10     --      SABRE Subscriber Agreement dated May 1, 1999 between 800 Travel Systems and SABRE, Inc.(3)
10.11     --      Loan and Pledge Agreement dated April 1, 1999 between 800 Travel Systems and Mark D. Mastrini (3)
10.12     --      Deferred Compensation Agreement dated April 20, 1999 between 800 Travel Systems and
                  Mark D. Mastrini (3)
10.13     --      Phone Agreement dated August 24, 1999 between 800 Travel Systems and AT&T (4)
10.14     --      Employment agreement dated September 16, 1999 between 800 Travel Systems and Robert
                  B. Morgan (4)
10.15*    --      Amendment to SABRE Subscriber Agreement dated November 5, 1999 between 800 Travel Systems and
                  SABRE, Inc. (5)
10.16*    --      Software Development Agreement dated November 5, 1999 between 800 Travel Systems and SABRE, Inc.
                  (5)
10.17     --      Employment agreement dated November 22, 1999 between 800 Travel Systems and Peter M. Sontag (5)
10.18     --      Employment agreement dated November 5, 1999 between 800 Travel Systems and Michael Gaggi (5)
10.19     --      Amendment to Employment  agreement  dated November 23, 1999 between 800 Travel Systems and Mark D.
                  Mastrini (5)

27.1      --      Financial Data Schedule (for SEC use only)

(1) Incorporated by reference to 800 Travel Systems' Registration Statement on Form SB-2 No. 333-28237. (2) Incorporated by reference to 800 Travel Systems' Registration Statement on Form S-8 filed December 15, 1998. (3) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed August 14, 1999. (4) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed November 11, 1999. (5) Incorporated by reference to 800 Travel Systems' Report on Form 10-KSB filed March 31, 2000

*  Portions of this exhibit are the subject of a confidential treatment request.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2000

                                800 TRAVEL SYSTEMS, INC.
                                ------------------------
                                (Registrant)


                                By:      /S/ Mark D. Mastrini
                                    -----------------------------------------
                                    Mark D. Mastrini, Chief Executive Officer
                                    and Chief Operating Officer


                                By:      /S/ Robert B. Morgan
                                    -----------------------------------------
                                    Robert B. Morgan, Chief Financial Officer