Form 10QSB
period 2000-06-30
800 TRAVEL SYSTEMS INC
filed 2000-08-11
CIK 1039208

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended June 30, 2000

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|                  No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,666,296 shares of Common Stock, $.01 par value, were outstanding, as of July 31, 2000.

Transitional Small Business Disclosure Format (check one):

                      Yes | |                  No |X|

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

                Condensed Balance Sheets - June 30, 2000 (unaudited) and
                December 31, 1999                                              3

                Condensed Statements of Operations - Three and six months
                ended June 30, 2000 and June 30, 1999 (unaudited)              4

                Condensed Statement of Stockholders' Equity - Six months
                ended June 30, 2000 (unaudited)                                5

                Condensed Statements of Cash Flows - Six months ended
                June 30, 2000 and June 30, 1999 (unaudited)                    6

                Notes to Condensed Financial Statements - June 30, 2000
                (unaudited)                                                  7-8

      Item 2.  Management's Discussion and Analysis or Plan of Operations   9-27

PART II.  OTHER INFORMATION                                                   28

          SIGNATURES                                                          29


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 CONDENSED BALANCE SHEETS

                                                                June 30,         December 31,
                                                                  2000               1999
                                                              -------------     -------------
                                 ASSETS                        (unaudited)
CURRENT ASSETS
  Cash                                                        $  1,859,502      $  2,181,020
  Commissions receivable                                           839,938         1,217,144
  Prepaid assets                                                   183,407           166,986
                                                              -------------     -------------
     Total current assets                                        2,882,847         3,565,150
                                                              -------------     -------------
 LEASEHOLD IMPROVEMENTS, EQUIPMENT AND
  COMPUTER SOFTWARE, NET                                         2,507,848         1,799,050
                                                              -------------     -------------
 EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                    4,459,531         4,560,640
                                                              -------------     -------------

OTHER ASSETS
  Trademarks, net                                                  309,466           323,299
  Capitalized software                                                   -           387,007
  Other                                                             84,605            77,025
                                                              -------------     -------------
     Total other assets                                            394,071           787,331
                                                              -------------     -------------
     TOTAL ASSETS                                             $ 10,244,297      $ 10,712,171
                                                              =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                        $    128,927      $    135,901
  Accounts payable and accrued liabilities                         781,275           958,048
  Unearned revenue                                                  92,796           100,529
                                                              -------------     -------------
     Total current liabilities                                   1,002,998         1,194,478

UNEARNED REVENUE                                                   260,660           299,325
DEFERRED RENT                                                      149,214           136,517
LONG-TERM DEBT - excluding current maturities                      208,297           273,231
                                                              -------------     -------------
     Total liabilities                                           1,621,169         1,903,551
                                                              -------------     -------------

STOCKHOLDERS' EQUITY
  Common stock                                                      76,663            76,163
  Additional paid-in capital                                    12,386,650        12,137,150
  Accumulated deficit                                           (3,840,185)       (3,404,693)
                                                              -------------     -------------
     Total stockholders' equity                                  8,623,128         8,808,620
                                                              -------------     -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 10,244,297      $ 10,712,171
                                                              =============     =============

        The accompanying notes are an integral part of these condensed statements.


                                           CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                   --------------------------------    -------------------------------
                                                        2000              1999             2000              1999
                                                   --------------    --------------    --------------   --------------
                                                             (unaudited)                          (unaudited)
REVENUES
  Commissions                                      $   1,804,206     $   2,003,499     $   3,379,084    $   3,836,001
  Ticket delivery and service fees                     1,694,060         1,047,905         3,195,963        2,095,851
                                                   --------------    --------------    --------------   --------------
     Total revenues                                    3,498,266         3,051,404         6,575,047        5,931,852

OPERATING EXPENSES
  Employee costs                                       1,783,166         1,448,985         3,400,800        2,906,719
  Other selling, general and admin expenses            2,090,325         1,504,289         3,645,144        3,057,863
                                                   --------------    --------------    --------------   --------------
     Total operating expenses                          3,873,491         2,953,274         7,045,944        5,964,582
                                                   --------------    --------------    --------------   --------------

EARNINGS (LOSS) FROM
OPERATIONS                                              (375,225)           98,130          (470,897)         (32,730)

INTEREST INCOME, NET                                      13,070            21,744            35,405           45,283
                                                   --------------    --------------    --------------   --------------

EARNINGS (LOSS) BEFORE
INCOME TAXES                                            (362,155)          119,874          (435,492)          12,553
  Provision (benefit) for income taxes                         -                 -                 -                -
                                                   --------------    --------------    --------------   --------------

NET EARNINGS (LOSS)                                $    (362,155)    $     119,874     $    (435,492)   $      12,553
                                                   ==============    ==============    ==============   ==============

NET EARNINGS (LOSS) PER
  COMMON SHARE - BASIC                             $        (.05)    $         .02     $        (.06)   $           -
                                                   ==============    ==============    ==============   ==============

               - DILUTED                           $        (.05)    $         .01     $        (.06)   $           -
                                                   ==============    ==============    ==============   ==============

AVERAGE OUTSTANDING
  COMMON SHARES - BASIC                                7,666,296         7,616,296         7,660,801        7,615,482
                                                   ==============    ==============    ==============   ==============

                - DILUTED                              7,666,296         8,066,503         7,660,801        7,840,581
                                                   ==============    ==============    ==============   ==============

                       The accompanying notes are an integral part of these condensed statements.


                                       CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                    Common Stock         Additional
                                              -----------------------      Paid-in     Accumulated
                                                Shares       Amount        Capital       Deficit         Total
                                                ------       ------        -------       -------         -----

BALANCE, DECEMBER 31, 1999                    7,616,296   $    76,163   $12,137,150   $(3,404,693)   $ 8,808,620
  Common stock issued for
  Service (unaudited)                            50,000           500       249,500             -        250,000
  Net loss (unaudited)                                -             -             -      (435,492)      (435,492)
                                            ------------  ------------  ------------  ------------   ------------
BALANCE, JUNE 30, 2000
  (unaudited)                                 7,666,296   $    76,663   $12,386,650   $(3,840,185)   $ 8,623,128
                                            ============  ============  ============  ============   ============

                       The accompanying notes are an integral part of this condensed statement.


                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                                                       Six Months Ended
                                                                                           June  30,
                                                                                -------------------------------
                                                                                     2000              1999
                                                                                -------------     -------------
                                                                                           (unaudited)
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                                           $   (435,492)     $     12,553
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                  419,747           196,736
      Commissions Receivable                                                         377,206          (926,409)
      Prepaid assets and other assets                                                (24,001)           61,393
      Deferred rent and unearned revenue                                             (33,701)          491,041
      Accounts payable and accrued liabilities                                        73,227           373,369
                                                                                -------------     -------------
               Net cash provided by operating activities                             376,986           208,683
                                                                                -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvements, equipment and computer software               (415,489)          (86,768)
  Software development costs                                                        (211,107)         (245,230)
                                                                                -------------     -------------
               Net cash used in investing activities                                (626,596)         (331,998)
                                                                                -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                               (71,908)          (39,223)
  Proceeds from exercise of options and warrants                                           -            70,000
                                                                                -------------     -------------
               Net cash provided by (used in) financing activities                   (71,908)           30,777
                                                                                -------------     -------------

NET DECREASE IN CASH                                                                (321,518)          (92,538)

CASH, AT THE BEGINNING OF PERIOD                                                   2,181,020         2,387,273
                                                                                -------------     -------------

CASH, AT THE END OF THE PERIOD                                                  $  1,859,502      $  2,294,735
                                                                                =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
    Interest                                                                    $     19,411      $      1,880
                                                                                =============     =============

NON-CASH ACTIVITIES

During 2000, the company issued $250,000 of common stock in conjunction with a compensatory stock award to the Company's former CEO.


During 2000, capitalized software development costs totaling $ 598,000 were transferred to leasehold improvements, equipment and computer software.

   The accompanying notes are an integral part of these condensed statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            June 30, 2000 (unaudited)

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or any future period. The condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in the annual report on Form 10-KSB for the year ended December 31, 1999, together with management's discussion and analysis or plan of operations.

NOTE B:  NET EARNINGS (LOSS) PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted net earnings (loss) per common share computations, as computed in accordance with FAS 128:

                                                              Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                       --------------------------------    -------------------------------
                                                             2000              1999             2000              1999
                                                       --------------    --------------    --------------   --------------
                                                                  (unaudited)                          (unaudited)
                 Net earnings (loss) - (numerator)     $    (362,155)    $     119,874     $    (435,492)   $      12,553
                 Basic:
                 Average common shares outstanding
                  (denominator)                            7,666,296         7,616,296         7,660,801        7,615,482
                                                       ==============    ==============    ==============   ==============
                 Net earnings (loss) per
                  common share-basic                   $        (.05)    $         .02     $        (.06)   $           -
                                                       ==============    ==============    ==============   ==============
                 Diluted:
                 Average common shares outstanding         7,666,296         7,616,296         7,660,801        7,615,482
                   Effect of dilutive options                      -           450,207                 -          225,099
                                                       --------------    --------------    --------------   --------------
                 Adjusted average common shares
                  (denominator)                            7,666,296         8,066,503         7,660,801        7,840,581
                                                       ==============   ===============    ==============   ==============
                 Net earnings (loss) per
                 common share-diluted                  $        (.05)   $          .01     $        (.06)   $           -
                                                       ==============   ===============    ==============   ==============

All options and warrants outstanding for the three and six months ended June 30, 2000 are excluded from the calculation of diluted weighted average shares as they are anti-dilutive.

NOTE C:  COMMITMENTS AND CONTINGENCIES

Agreements with Related Parties
-------------------------------

In April 1999, 800 Travel Systems entered into a $60,000 loan agreement and a $100,000 deferred compensation agreement with Mr. Mark Mastrini, then President and CEO of 800 Travel Systems. The loan amount would be forgiven in two $30,000 installments if Mr. Mastrini was employed by 800 Travel Systems as of January 1, 2000 and 2001. The total deferred compensation would be paid if Mr. Mastrini was employed by 800 Travel Systems as of April 1, 2009. In June 2000, Mark D. Mastrini resigned from the Company, the deferred compensation agreement was terminated and the outstanding loan of $30,000 is due to the Company according to the terms of the agreement. In June 2000, 800 Travel Systems entered into a consulting agreement for the term of 12 months with Mark D. Mastrini, under which $180,000 of compensation will be paid and expensed over the life of the agreement.

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

OVERVIEW

800 Travel Systems, Inc. referred to herein as "800 Travel Systems", "800 Travel", "the Company", "we", "our", "us" is a leading direct marketer of travel related services, focused primarily on providing air transportation reservation services. The Company provides low-priced airline tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers and through its website on the World Wide Web (at www.LowAirFare.com). The Company operates two reservation centers, one in Tampa, Florida and the other in San Diego, California 7 days a week throughout the year. As a result of its agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, 800 Travel Systems is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel Systems is currently a broker for tickets, it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory.

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

In January 1999, 800 Travel Systems broadened its ticket distribution by offering online booking at "www.LowAirfare.com." Internet bookings as a percentage of total gross reservations for the three and six months ended June 30, 2000 and 1999 were approximately 10.8%, 1.4%, 12.6% and 1.1%, respectively. 800 Travel Systems expects online gross reservations and online revenues to represent an increasing percentage of gross reservations and net revenues in future periods. To differentiate itself from the competition, the Company's website was designed to have human interaction capabilities. The desired result from the Company's Internet initiative is to increase completed Internet sales in a cost effective manner by providing business to business (B2B) and business to consumer (B2C) customers a website that offers the choice of making reservations conveniently, without an agent or if needed, with an agent. The Company jointly announced the completion of certain enhancements to its website in April 2000 by integrating technology developed with Sabre Holdings Corporation and e-Business Interactive Solutions, Inc. This new technology provides the online travel customers the flexibility to book air travel online by themselves or with the assistance of an online travel agent. With this integrated technology, the Company is experiencing an approximate 18% completed sales ratio (look-to-book ratio) which compares favorably to the e-commerce industry average of approximately 2%. The Company considers a "look" to be an online shopper who requests an airfare. In addition, this technology enables the Company's reservation agents to handle up to eight online customers at once as each online customer progresses through the online booking process.

800 Travel Systems believes its growth strategy will leverage Internet technologies with its core competencies of low cost, call center operations and travel industry expertise to both B2B and B2C markets. The growth strategy includes the expectation of selling higher volumes of cruise tickets, hotel reservations and auto rentals as well as providing travel operation functions such as, order administration, ticketing, shipping, quality control and customer service to online travel service providers who typically outsource these functions. This growth strategy should lessen the current dependency on air travel reservations and should help offset the anticipated continued pressure on margins from airline commission reductions and other competitive forces. The Company announced in July 2000 the signing of a one-year strategic marketing alliance whereby the 800 Travel System's customers will be offered hotel accommodations fulfilled by First Internet Travel, L.L.C and likewise, First Internet Travel, L.L.C.'s online customers will be offered airline reservations fulfilled by 800 Travel Systems. Revenues from sales made through the strategic marketing alliance will be shared by the two companies. 800 Travel Systems expects revenues from sources other than airline ticket sales to increase in future periods.

Net earnings for the three and six months ended June 30, 2000 were negatively impacted from the Internet initiative by approximately $185,000 and $250,000 respectively. Net earnings for the three and six months ended June 30, 2000 were negatively impacted from the additional costs and compensation for new executives and consultants associated with the implementation of the Company's growth strategy by approximately $206,000 and $388,000 respectively. The Company also anticipates its operating and marketing expenses to increase as its strategy continues to be implemented.

Gross reservations represent the aggregate retail value of the tickets sold to consumers, including delivery and service fees charged by the Company and taxes and impact fees levied on the behalf of various authorities. For comparative purposes, it is important to recognize that certain other travel companies report their gross reservations as revenues. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the three and six months ended June 30, 2000 and 1999 were $23,596,920, $20,017,840, $44,661,922 and $38,740,140 respectively. Substantially all of the gross reservations are generated from airline ticket sales. As previously disclosed, airline commissions were reduced in October 1999 and continue to negatively impact revenues to the extent that such reduced commissions are not able to be offset by increases in service fees charged to customers. The Company anticipates being able to offset future commission reductions by negotiating non-published fares directly with the airline carriers to which a mark up paid by the consumer could be earned by the Company.

800 Travel Systems' operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation centers including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses including rent and computer maintenance fees; and interest, fees and expenses associated with 800 Travel Systems' financing activities. The Company expects to continue to incur additional operating and selling expenses relating to its Internet and technological initiatives.

Set forth below for the periods indicated are the revenues as a percentage of gross reservations and operating expenses, other income and net loss as a percentage of revenues for the three and six months ended June 30, 2000 and 1999, respectively.

                                        Three Months Ended          Six Months Ended
                                             June 30,                  June 30,
                                     -----------------------   -----------------------
                                        2000         1999         2000         1999
                                     ----------   ----------   ----------   ----------
                                           (unaudited)               (unaudited)
Revenues
     Commissions                          7.6% *      10.0% *       7.6% *       9.9% *
     Ticket delivery and service fees     7.2          5.2          7.2          5.4
                                     ----------   ----------   ----------   ----------
     Total Revenues                      14.8%        15.2%        14.8%        15.3%
                                     ==========   ==========   ==========   ==========

Operating Expenses
    Employee costs                       51.0% **     47.5% **     51.7% **     49.1% **
    SG & A, other                        59.7         49.3         55.4         51.5
                                     ----------   ----------   ----------   ----------
    Total Operating Expenses            110.7         96.8        107.1        100.6
                                     ----------   ----------   ----------   ----------

Other Income                              0.4          0.7          0.5          0.8
                                     ----------   ----------   ----------   ----------

Net Earnings (Loss)                     (10.3)%        3.9%        (6.6)%        0.2%
                                     ==========   ==========   ==========   ==========

* Revenues as a percentage of gross reservations.
** Expenses as a percentage of revenues.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES. Revenues increased $.4 million, or 14.6%, to $3.5 million for the three months ended June 30, 2000. This increase resulted primarily from increases in the volume of tickets sold and the higher price of tickets sold resulting and increased service fees charged to the customer. The average revenue per ticket increased as increased service fees charged to customers and commissions related to the new contract with 800 Travel Systems' reservation system provider were partially offset by a reduction in commissions paid by airlines. Revenues as a percentage of gross reservations decreased to 14.8% for the three months ended June 30, 2000 from 15.2% for the three months ended June 30, 1999. This decrease was primarily due to the increased percentage of Internet bookings, since the Company charges lower service fees on such bookings when compared to its call center bookings. The Company currently earns the same amount of commissions and segment incentives on Internet and call center bookings. Gross reservations booked for the three months ended June 30, 2000 increased $3.6 million or 17.9% to $23.6 million. This increase resulted primarily from increases in the volume and the price of tickets sold.

Revenues through call centers increased $.2 million or 7.5% to $3.2 million for the three months ended June 30, 2000. This increase resulted primarily from the higher price of tickets sold resulting from increased service fees charged to the customer and higher ticket prices charged by the airlines. The volume of tickets sold through the call centers remained relatively constant. To increase this volume 800 Travel Systems intends to improve certain core competencies such as negotiated discounted ticket pricing with airlines, hiring additional reservation agents, improving the efficiency of reservation agents' schedules, increasing sales of travel-related products and increasing and/or reallocating advertising dollars to new advertising programs. Gross reservations booked through call centers for the three months ended June 30, 2000 increased $1.3 million or 6.6% to $21 million. This increase resulted primarily from increases in the price of tickets sold.

Revenues from Internet bookings were $.2 million (or 7.1% of total revenues) for the three months ended June 30, 2000. Revenues from Internet bookings for the three months ended June 30, 1999 were immaterial. Gross reservations from Internet bookings for the three months ended June 30, 2000 increased $2.3 million or 788% to $2.6 million. This increase resulted primarily from increases in the volume and the price of tickets sold. 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses increased $.9 million, or 31.1%, to $3.9 million for the three months ended June 30, 2000. Operating expenses as a percentage of revenues increased 14% to 110.7%. Employee costs increased $.4 million to $1.8 million (or 51% of revenues) for the three months ended June 30, 2000 from $1.4 million (or 47.5% of revenues) for the three months ended June 30, 1999. This increase resulted primarily from increased Internet and call center reservation agent, new corporate personnel hired to implement the Company's growth strategy and the addition of a quality control department. Other selling, general and administrative ("SG&A") expenses increased $.6 million to $2.1 million (or 59.7% of revenues) for the three months ended June 30, 2000 from $1.5 million (or 49.3% of revenues) for the three months ended June 30, 1999. SG&A expenses including increases in advertising, legal and consulting expenses were partially offset by decreases in telephone expenses. This decrease resulted primarily from a telecommunications contract that became effective in August 1999.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES. Revenues increased $.6 million, or 10.8%, to $6.6 million for the six months ended June 30, 2000. This increase resulted primarily from increases in the volume of tickets sold and the higher price of tickets sold resulting and increased service fees charged to the customer. The average revenue per ticket increased as increased service fees charged to customers and commissions related to the new contract with 800 Travel Systems' reservation system provider were partially offset by a reduction in commissions paid by airlines. Revenues as a percentage of gross reservations decreased to 14.8% for the six months ended June 30, 2000 from 15.3% for the six months ended June 30, 1999. This decrease was primarily due to the increased percentage of Internet bookings, since the Company charges lower service fees on such bookings when compared to its call center bookings. The Company currently earns the same amount of commissions and segment incentives on Internet and call center bookings. Gross reservations booked for the six months ended June 30, 2000 increased $5.9 million or 15.3% to $44.7 million. This increase resulted primarily from increases in the volume and the price of tickets sold.

Revenues through call centers increased $.2 million or 2.7% to $6 million for the six months ended June 30, 2000. This increase resulted primarily from the higher price of tickets sold resulting from increased service fees charged to the customer and higher ticket prices charged by the airlines and was partially offset by a decrease in the volume of tickets sold. To increase this volume 800 Travel Systems intends to improve certain core competencies such as negotiated discounted ticket pricing with airlines, hiring additional reservation agents, increasing reservation agent hours worked through schedule adjustments, increasing sales of travel-related products and increasing and/or reallocating advertising dollars to new advertising programs. Gross reservations booked through call centers for the six months ended June 30, 2000 increased $.7 million or 1.9% to $39 million. This increase resulted primarily from increases in the price of tickets sold.

Revenues from Internet bookings were $.5 million (or 8.1% of total revenues) for the six months ended June 30, 2000. Revenues from Internet bookings for the six months ended June 30, 1999 were immaterial. Gross reservations from Internet bookings for the six months ended June 30, 2000 increased $5.2 million or 1221% to $5.6 million. This increase resulted primarily from increases in the volume and the price of tickets sold. 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses increased $1.1 million, or 18.1%, to $7 million for the six months ended June 30, 2000. Operating expenses as a percentage of revenues increased 6.5% to 107.1%. Employee costs increased $.5 million to $3.4 million (or 51.7% of revenues) for the six months ended June 30, 2000 from $2.9 million (or 49.1% of revenues) for the six months ended June 30, 1999. This increase resulted primarily from increased Internet and call center reservation agent, new corporate personnel hired to implement the Company's growth strategy and the addition of a quality control department. Other selling, general and administrative ("SG&A") expenses increased $.6 million to $3.6 million (or 55.4% of revenues) for the six months ended June 30, 2000 from $3 million (or 51.5% of revenues) for the six months ended June 30, 1999. SG&A expenses including increases in advertising, legal and consulting expenses were partially offset by decreases in telephone expenses. This decrease resulted primarily from a telecommunications contract that became effective in August 1999.

INCOME TAXES No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $.4 million for the six months ended June 30, 2000 primarily as a result of depreciation and amortization expenses and decreases in receivables and was partially offset by a net loss. For the six months ended June 30, 1999, net cash provided by operating activities was $.2 million primarily as a result of depreciation and amortization expenses, an increase in accounts payable and accrued liabilities and a decrease in unearned revenue and was partially offset by an increase in receivables.

Net cash used in investing activities was $.6 million for the six months ended June 30, 2000 primarily as a result of computer hardware, software and software development costs incurred in connection with the Company's Internet and technological initiatives. For the six months ended June 30, 1999, net cash used in investing activities was $.3 million primarily as a result of software development costs incurred in connection with the Company's Internet and technological initiatives.

Net cash used by financing activities was $71,908 for the six months ended June 30, 2000 primarily as a result of principal payment on debt. For the six months ended June 30, 1999 net cash provided by financing activities was $30,777 primarily as a result of net proceeds received from the exercise of stock options and warrants and was partially offset by the principal payment on debt.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of 800 Travel Systems' operations. In anticipation of the Company's longer term capital requirements, the Company currently has made plans to seek to raise between $4 million and $10 million of private equity capital. 800 Travel Systems has budgeted approximately $3.5 million for capital expenditures, nearly all of which is intended for the Internet initiative and necessary computer hardware relating to the new contract with the reservation system provider effective May 1999. Approximately $2 million has been expended through June 30, 2000 with the remainder to be expended within the next 12 months. If cash on hand or cash expected to be provided by operating activities is not sufficient to satisfy 800 Travel Systems' liquidity and capital requirements, 800 Travel Systems would need to seek to sell additional equity or debt securities or obtain credit lines from financial institutions. The sale of equity securities or convertible debt could result in additional dilution to 800 Travel Systems' shareholders. There is no assurance that 800 Travel Systems will be able to obtain additional capital or financing in amounts or on terms acceptable to 800 Travel Systems, if at all or on a timely basis.

YEAR 2000 READINESS

As of the date of this report 10-QSB, which is subsequent to the year beginning 2000, 800 Travel Systems has experienced no material adverse affects from the onset of Year 2000. 800 Travel Systems will continue to monitor for potential negative affects from the Year 2000 however, no material adverse affects are anticipated. 800 Travel Systems' total costs of its year 2000 preparedness were not material. There can be no assurances that the costs resulting from future potential year 2000 issues will not have a material impact on 800 Travel Systems' business, operations or financial condition in future periods.

SEASONALITY

Based upon the results of its operations during 1999 and 2000 to date and its knowledge of the travel industry, 800 Travel Systems anticipates its business may be affected by seasonality. Travel bookings typically are lower in the months November through March and higher in April through October as consumers plan their vacations. In response, 800 Travel Systems will vary the number of agents on staff at any time. There can be no assurance that 800 Travel Systems may not have to take proactive steps to reduce its work force in response to seasonal fluctuations in the future. Notwithstanding 800 Travel Systems' efforts, the seasonality of the travel industry is likely to adversely impact 800 Travel Systems' business. Moreover, as a consequence of such seasonality and other factors, 800 Travel Systems' quarterly revenue and operating results will be difficult to forecast and period to period comparisons of results may not be relevant or informative.

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

         Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "800 Travel Systems," "company," "we," "our," and "us" refer to 800 Travel Systems, Inc. The words "expect", "believe", "goal", "plan", "intend", "anticipate", "estimate", "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of 800 Travel Systems, our Directors or our Officers about 800 Travel Systems and the industry in which we operate, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to further develop and improve our Internet capabilities and diversify revenues utilizing our call center operation and travel industry expertise; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations; (iv) our ability to continue to control costs and to meet our liquidity and other financing needs; (v) our ability to respond to changes in customer demand, including as a result of increased competition and the increase of Internet activity. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting fuel and other travel costs and their effect on the volume of consumer air travel; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for strategic alliances in the travel and telemarketing areas; (iii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition from traditional and Internet based travel agencies, consolidators and the airlines themselves, changes in the commissions paid by airlines, and increased labor, marketing, computer software/hardware and telecommunications costs; (iv) the availability and capabilities of the SABRE electronic travel reservation system and ancillary software; (v) the success of our Internet initiatives; (vi) changes in commission rates; (vii) the improved productivity of our reservation agents as they gain experience and utilize technological improvements; (viii) our rights to the use of software and other intellectual property and the potential for others to challenge and otherwise adversely affect such rights; and (ix) other factors including those identified in our filings with the SEC including but not limited to information under the heading "Risk Factors" in the Form SB-2 Registration Statement and Prospectus for our initial public offering as amended from time to time, and the following risk factors:

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES. OUR FUTURE OPERATING RESULTS MAY NOT BE PROFITABLE.

         We have been operating for less than four years and during that time we have generated a significant accumulated operating loss. There can be no assurance that we will be able to operate profitably, particularly if we seek to expand through acquisitions or the addition of new Internet services. We only recently initiated our online operations and, accordingly, our prospects in this field must be considered in light of the difficulties encountered in any new business. These risks include our failure to:

         o attract additional travel suppliers and consumers to our service
         o        maintain and enhance our brand
         o        expand our service offerings
         o operate, expand and develop our operations and systems efficiently
         o        maintain adequate control of our expenses
         o        raise additional capital
         o        attract and retain qualified personnel
         o        respond to technological changes
         o        respond to competitive market conditions
         o        operate at a profit

OUR LOSSES AND NEGATIVE CASH FLOWS MAY CONTINUE.

         We have incurred net losses and negative cash flows on both an annual and interim basis. For the six months ended June 30, 2000, we had a net loss of $435,492 and we had a net decrease in cash of $321,518. We may continue to incur net losses for the foreseeable future and we cannot assure you that we will ever achieve, or if achieved, sustain profitability or generate positive cash flow. We expect our operating expenses to grow. These increased expenses will result primarily from our Internet initiatives, advertising and expansion of our operations. As a result, we will need to increase our revenues to become profitable. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

WE ARE DEPENDENT ON THE SABRE SYSTEM.

         Our ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon our contractual right to use, and the performance of, the SABRE electronic travel reservation system. In May 1999, we entered into a five-year agreement with SABRE, Inc. to lease the SABRE system in our Tampa and San Diego reservation centers. If the SABRE system were to cease functioning, or if we were to lose our contractual right to use the SABRE system through our inability to renew the agreement, upon expiration thereof or through a default by us or other termination event under the agreement during the term thereof, we would not be able to conduct operations until a replacement system was installed and became operational. Only a very limited number of companies provide reservation systems to the travel agency industry. There can be no assurance that a replacement system could be obtained on comparable terms or if obtained, installed in time to successfully continue operations.

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

WE ARE SUBJECT TO ADJUSTMENTS IN AIRLINE COMMISSIONS WHICH COULD REDUCE OUR REVENUES.

         In October 1999, the major airlines announced reductions in the commissions they will pay traditional travel agents from approximately 8% to 5% and subject to a cap of $50.00 for domestic round trip ticket sales. In addition, many airlines have implemented a fixed-rate commission of $10.00 for domestic online round trip ticket sales. We anticipate continued downward pressure on airline commission rates. Such reductions and future reductions, if any, could have a material adverse effect on our operations. We may not be paid commissions by airlines for stand-alone bookings on our web site or online agent assisted bookings on our web site. We also may not be able to impose service charges for our Internet services, which could adversely affect our future online revenues and earnings.

A DECLINE IN COMMISSION RATES OR THE ELIMINATION OF COMMISSIONS COULD REDUCE OUR REVENUES AND MARGINS.

         A substantial majority of our online revenues depends on the commissions paid by travel suppliers for bookings made through our call centers and through our online travel service. Generally, we do not have written commission agreements with most of our suppliers. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions which applies to all travel agencies. Travel suppliers are not obligated to pay any specified commission rate for customer bookings made online through our websites. We cannot assure you that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce our revenues and margins. For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In September 1997, the major United States airlines reduced the commission rate payable to traditional travel agencies from 10% to 5%. In 1997, the major United States airlines reduced the commission rate payable for online reservations from 8% to 5%. In addition, since 1998, many airlines have implemented a commission cap of $10.00 for domestic online round-trip ticket sales. Because a high percentage of our business relates to airline ticket sales, a further reduction in airline ticket commissions could reduce our revenues.

RISKS RELATING TO THE AIRLINE INDUSTRY

         Developments in the airline industry may result in a decrease in the price of tickets or number of tickets we sell. Consolidation of airline carriers could adversely impact ticket prices, the available discounts on same as well as commission rates. Concerns about passenger safety may result in a decrease in passenger air travel and a consequent decrease in the number of tickets we sell. There can be no assurance that any such developments will not occur or that we will not be adversely affected by any such decrease in the level of passenger air travel.

IF TRAVEL RELATED INTERNET SERVICES OR THE DIVERSIFIED USE OF OUR CALL CENTER OPERATIONS DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR BUSINESS MAY NOT GROW.

         Our success will depend in large part on widespread market acceptance of the Internet as a vehicle for the buying of airline tickets and other travel related products and services as well as the diversified use of our call center operations. Consumers who have historically purchased airline tickets and other travel related products and services using traditional commercial channels, such as local travel agents and calling airlines directly, must instead purchase these products through our website or through call center operations. Consumers frequently use our website or call centers for route pricing and other travel information and then choose to purchase airline tickets or make other reservations directly from travel suppliers or other travel agencies. If the online market develops more slowly than expected, or if our services do not achieve widespread market acceptance, our business may decline, may not grow or may grow more slowly than expected. Our future growth, if any, will depend on critical factors including but not limited to: (i) the growth of the Internet as a tool used in the process of buying airline tickets and other travel related products and services; (ii) our ability to successfully and cost effectively market our services to a sufficiently large number of people and thereby attract new and repeat customers; and (iii) our ability to consistently deliver high quality and fast and convenient service at competitive prices.

         Our revenues will not grow as much as we anticipate if the market for our services does not continue to develop, our services do not continue to be adopted or consumers fail to significantly increase their use of the Internet as a tool in the process of buying airline tickets and other travel related products and services or opt to use competitors services or airline carriers Internet services directly.

         In order to achieve the acceptance of consumers, travel suppliers and advertisers contemplated by our business plan, we will need to continue to make substantial investments in our technology. However, we cannot assure you that these investments will be successful. Our failure to make progress in these areas will harm the growth of our business.

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

         Our business model relies on relationships with travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. It is possible that travel suppliers may choose not to make their inventory of services, discounts and products available through online distribution. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory, either of which could significantly decrease the amount or breadth of our inventory of available travel offerings. Of particular note is the proposed airline direct-distribution website, which is currently named "Orbitz." Orbitz has announced its intention to launch in August 2000 and is reportedly owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. Forester Research reports that Orbitz will be the only website for consumers to find unpublished special fares on these and at least 23 other airlines. If a substantial number of our airline suppliers collectively agree or choose to restrict their special fares solely to Orbitz, such action may have a material adverse affect on our business. Adverse changes in any of these relationships, whether due to Orbitz or otherwise, could reduce the amount of travel services which we are able to offer through our websites.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET WITH LOW BARRIERS TO ENTRY WHICH COULD HARM OUR BUSINESS.

         While the market for buying airline tickets and other travel related products and services on the Internet is relatively new and rapidly evolving, it is already competitive and characterized by entrants that may develop services similar to ours. Many of our existing competitors, as well as our potential competitors, have longer operating histories on the Web, greater name recognition, higher amounts of user traffic and significantly greater financial, technical and marketing resources than we do. In addition, there are relatively low barriers to entry to our business. We do not have patents or other intellectual property that would preclude or inhibit competitors from entering the market. Moreover, due to the low cost of entering the market, competition may intensify and increase in the future. We compete against other online travel web sites, including those of airline carriers. We also compete with traditional methods used by travel agents to market airline tickets, including yellow pages, classified ads, travel brochures and other media advertising. This competition may limit our ability to become profitable or result in the loss of market share.

WE COMPETE WITH A VARIETY OF COMPANIES WITH RESPECT TO EACH PRODUCT OR SERVICE WE OFFER. THESE COMPETITORS INCLUDE:

         o Internet travel agents such as Travelocity.com, Expedia and American Express Interactive, Inc.;
         o local, regional, national and international traditional travel agencies;
         o consolidators and wholesalers of airline tickets, hotels and other travel products, including online consolidators such as Cheaptickets.com and Priceline.com and online wholesalers such as Hotel Reservations Network, Inc.;
         o airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites; and
         o        operators of travel industry reservation databases.

         In addition to the traditional travel agency channel, many travel suppliers also offer their travel services as well as third-party travel services directly through their own websites. These travel suppliers include many suppliers with which we do business. In particular, five airline suppliers, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines, have announced their intention to launch a direct-distribution website, currently named "Orbitz," by the end of August 2000. Forester Research reports that Orbitz will be the only website for consumers to find unpublished weekly special fares on at least 23 other airlines. Suppliers also sell their own services directly to consumers, predominantly by telephone. As the market for online travel services grows, we believe that travel suppliers, traditional travel agencies, travel industry information providers and other companies will increase their efforts to develop services that compete with our services by selling inventory from a wide variety of suppliers. We cannot assure you that our online operations will compete successfully with any current or future competitors.

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

         Our sales affiliates and employees are generally not subject to non-competition agreements. In addition, our business model does not involve the use of a large amount of proprietary information. As a result, we are subject to the risk that our sales affiliates or employees may leave us and may work for competitors or may start competing businesses. The emergence of these enterprises will further increase the level of competition in our market and could harm our growth and financial performance.

WE MAY NOT BE ABLE TO MAINTAIN OUR WEB DOMAIN NAME, WHICH MAY CAUSE CONFUSION AMONG WEB USERS AND DECREASE THE VALUE OF OUR BRAND NAME.

         We currently hold a Web domain name relating to our brand. Currently, the acquisition and maintenance of domain names is regulated by governmental agencies and their designees. The regulation of domain names in the U.S. and in foreign countries is expected to change in the near future. As a result, we may not be able to maintain our domain name. These changes could include the introduction of additional top level domains, which could cause confusion among Web users trying to locate our sites. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to ours. The acquisition of similar domain names by third parties could cause confusion among Web users attempting to locate our site and could decrease the value of our brand name and the use of our site.

WE MAY NOT BE ABLE TO ATTRACT AND EXPAND OUR ONLINE TRAFFIC.

         We believe that establishing, maintaining and enhancing our LowAirfare.com website is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services increases the importance of establishing and maintaining brand recognition. Many of these Internet sites already have well-established brands in online services or the travel industry generally. Promotion of the LowAirfare.com website will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, we intend to increase our spending on marketing and advertising with the intention of expanding the recognition of our website to attract and retain online users and to respond to competitive pressures. However, we cannot assure you that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals.

IF WE ARE UNABLE TO INTRODUCE AND SELL NEW PRODUCTS AND SERVICES, OUR BUSINESS COULD BE ADVERSELY EFFECTED.

         We need to broaden the range of travel products and services and increase the availability of products and services that we offer in order to enhance our service. We will incur substantial expenses and use significant resources trying to expand the range of products and services that we offer. However, we may not be able to attract sufficient travel suppliers and other participants to provide desired products and services to our consumers. In addition, consumers may find that delivery through our service is less attractive than other alternatives. If we launch new products and services and they are not favorably received by consumers, our reputation, business and the value of the Lowairfare.com.com brand could be adversely effected.

         Our relationships with consumers and travel suppliers are mutually dependent since consumers will not use a service that does not offer a broad range of travel services. Similarly, travel suppliers will not use a service unless consumers actively make travel purchases through it. We cannot predict whether we will be successful in expanding the range of products and services that we offer. If we are unable to expand successfully, this could also adversely effect our business.

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

A FAILURE IN THE PERFORMANCE OF OUR WEB HOSTING FACILITY SYSTEMS COULD HARM OUR BUSINESS AND REPUTATION.

         We depend upon a third party Internet service provider to host and maintain our web site. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our web site or a decrease in responsiveness of our web site service could result in reduced revenue, and could be harmful to our reputation and brand. Our Internet service provider does not guarantee that our Internet access will be uninterrupted, error free or secure. Any disruption in the Internet service provided by such provider could significantly harm our business. In the future, we may experience interruptions from time to time. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service. Our Web servers must be able to accommodate a high volume of traffic and we may in the future experience slower response times for a variety of reasons. If we are unable to add additional software and hardware to accommodate increased demand, this could cause unanticipated system disruptions and result in slower response times. The costs associated with accommodating such increased demand may exceed the revenues the increased demand may generate. Ticket buyers may become dissatisfied by any system failure that interrupts our ability to provide access or results in slower response time and thereby not return to the site.

         Any reduction in performance, disruption in the Internet access or discontinuation of services provided by our Internet service provider, Verizon and AT&T, or other telecommunications provider, or any disruption in our ability to access the SABRE systems, could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our transaction processing systems and network infrastructure will be able to accommodate increases in traffic in the future, or that we will, in general, be able to accurately project the rate or timing of such increases or upgrade our systems and infrastructure to accommodate future traffic levels on our online sites. In addition, there can be no assurance that we will be able in a timely manner to effectively upgrade and expand our transaction processing systems or to successfully integrate any newly developed or purchased modules with our existing systems. There can be no assurance that we will successfully utilize new technologies or adapt our online sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards.

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

OUR INTERNET SOFTWARE DEVELOPMENT EFFORTS MAY NOT SUCCEED.

         We are in the process of working to enhance and expand our business and opportunities through the use of the Internet and we are exposed to various risks and uncertainties related to our arrangements or agreements with third parties for the co-development or development of software systems for use in conjunction with our Internet initiatives. Such risks and uncertainties include but are not limited to the following: (i) we may expend significant funds for co-development or development of software that exceed the benefits, if any, ultimately derived from such software or the benefits that could be derived from less expensive software available from other sources; (ii) any software co-developed by us or developed for us may be functionally or technologically obsolete by the time co-development or development is completed; (iii) the timetables necessary to attain the advantages anticipated from such co-development or development may not be achieved; (iv) others may develop similar software and make such software available to our competitors or our competitors may develop similar software or the software developed by others may have features and benefits beyond the capabilities of the software co-developed, licensed or otherwise utilized by us; (v) our rights with respect to any co-development or development arrangement may become the subject of disputes and may result in our not having any rights in or to such software and result in claims of violations of intellectual property rights which could result in significant defense cost and the possibility of damages being assessed against us; and (vi) key individuals involved in connection with any software co-development arrangement with us could become unable to complete or continue the co-development, which could cause the co-development to end, or result in significant delays and increases in costs to continue such co-development.

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

REGULATORY AND LEGAL CHANGES MAY IMPOSE TAXES OR OTHER BURDENS ON OUR BUSINESS.

         The laws and regulations applicable to the travel industry affect us and our travel suppliers. We must comply with laws and regulations relating to the sale of travel services, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers and computer reservation systems providers are heavily regulated by the United States and other governments. Our services are indirectly affected by regulatory and legal uncertainties affecting the businesses of our travel suppliers and computer reservation systems providers.

         We must also comply with laws and regulations applicable to businesses generally and online commerce. Currently, few laws and regulations directly apply to the Internet and commercial online services. Moreover, there is currently great uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of operations.

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

RISKS RELATED TO THE INTERNET INDUSTRY

RAPID TECHNOLOGICAL CHANGES MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE COMPETITIVENESS OF OUR SERVICES.

     To remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our websites. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

         o        enhance our existing services;
         o develop and license new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers;
         o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         Developing our websites and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our websites, transaction-processing systems and network infrastructure to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our customers and suppliers may forego the use of our services and use those of our competitors.

INTERNET RELATED REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

         There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, domain name registration, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing issues including intellectual property ownership and infringement, copyright, patent, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of operations.

         Federal legislation imposing limitations on the ability of states to impose new state taxes on e-commerce was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. It is possible that this legislation will not be renewed when it terminates in October 2001. Failure to renew this legislation or the enactment of new legislation could allow state and local governments to impose taxes on Internet-based sales and use. Such taxes could decrease the demand for our products and services or increase our costs of operations.

OUR ABILITY TO GENERATE BUSINESS DEPENDS ON CONTINUED GROWTH OF ONLINE COMMERCE.

         Our ability to generate business through our web site depends on continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet. Rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. We cannot assure you that the number of Internet users will continue to grow in general or with respect to our site or that commerce over the Internet will become more widespread or that our sales will grow at a comparable rate. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons including but not limited to: (i) the lack of acceptable security technologies; (ii) the lack of access and ease of use; (iii) congestion of traffic; inconsistent quality of service and the lack of availability of cost effective, high speed service; (iv) potentially inadequate development of the necessary infrastructure; (v) governmental regulation and/or taxation; and (vi) uncertainty regarding intellectual property ownership or the enforcement of intellectual property rights.

DUE TO OUR ANTICIPATED GROWTH, WE MAY BE UNABLE TO PLAN OR MANAGE OUR OPERATIONS AND GROWTH EFFECTIVELY.

         Our growth to date has placed, and our anticipated future operations will continue to place, a significant strain on our management, systems and resources. We continue to increase the scope of our operations and the size of our workforce. In addition to needing to train and manage our workforce, we will need to continue to improve and develop our financial and managerial controls and our reporting systems and procedures. A failure to plan, implement and integrate these systems successfully could adversely affect our business.

         We cannot assure you that the Internet will support increasing use or will prove to be a viable commercial marketplace.

         The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access and services. Major online service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on our websites. In addition, the Internet could lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or of increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs.

INFORMATION DISPLAYED ON OUR WEB SITE MAY SUBJECT US TO LITIGATION AND THE RELATED COSTS.

         We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to information published or contained on our web site. We could also be subject to claims based upon the content that is accessible from our web site through links to or from other web sites. Defending against any such claims could be costly and divert resources and the attention of management from the operation of our business.

ADDITIONAL RISKS

WE MAY NEED FUTURE CAPITAL.

         We intend to increase sales volumes by expanding our business with both our Internet initiatives as well as our traditional "bricks and mortar" call center operations. There can be no assurance that our revenues will increase as a result thereof or even continue at their current levels. As we expend significant resources to expand our operations, it is possible that we would continue to incur losses and negative cash flow. In such event it is likely that we would require additional capital. An increase in capital resulting from a capital raising transaction could result in dilution to existing holders of our common stock and adversely impact our stock price. There is no assurance that such capital will be available to us or, if available, be on terms acceptable to us.

OUR REVENUES ARE UNPREDICTABLE AND ARE SUBJECT TO FLUCTUATION.

         As a result of our limited operating history and the recent addition of our online operations, we are unable to accurately forecast our revenues. Our current and future expense levels are based on our operating plans and estimates of future revenues and are subject to increase as we implement our strategy. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to offer expanded services, to increase sales and marketing or to develop our technology and transaction processing systems, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely effected and if sustained could have a material adverse effect on our business.

         We will experience seasonality in our business, reflecting seasonal fluctuations in the travel industry. Seasonality in the travel industry is likely to cause quarterly fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS IS EXPOSED TO RISKS ASSOCIATED WITH ONLINE COMMERCE SECURITY AND CREDIT CARD FRAUD.

         Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers may also be vulnerable to viruses transmitted via the Internet. While we proactively check for intrusions into our infrastructure, a new and undetected virus could cause a service disruption.

OUR SUCCESS IS SUBSTANTIALLY DEPENDENT UPON CERTAIN KEY PERSONNEL.

         Our success is substantially dependent upon the continuing services of certain key personnel. While we have employed a number of executives with industry experience, the loss of any significant members of management could have a material adverse effect on our business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Incorporated by reference herein to Part I, Item 1, Note C, Legal Proceedings.

ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)      Exhibit Index:

Exhibit                            Description
-------                            -----------

3.1       --      Amended and Restated Certificate of Incorporation (1)
3.2       --      Amended and Restated Bylaws (1)
10.1      --      Form of Registrants 1997 Stock Option Plan (1)
10.2      --      Lease dated February 10, 1996 between JFJ Real Estate L.P. and
                  800 Travel Systems (1)
10.3      --      Airlines Reporting Corporation ("ARC") Agent Reporting
                  Agreement (1)
10.4      --      Letter dated March 6, 1996 from ARC approving change of
                  ownership (1)
10.5      --      Subscriber Service Agreement dated November 27, 1995 between
                  800 Travel Systems and Payroll
                  Transfers Interstate, Inc. (1)
10.6      --      Form of Employment Agreement between 800 Travel Systems and
                  Mark D. Mastrini (1)
10.7      --      Form of Employment Agreement between 800 Travel Systems and
                  Biagio Bellizzi (1)
10.8      --      Agreement of March 1, 1997 between 800 Travel Systems and
                  Global Discount Travel Services (1)
10.9      --      1998 Stock Option Plan (2)
10.10     --      SABRE Subscriber Agreement dated May 1, 1999 between 800
                  Travel Systems and SABRE, Inc.(3)
10.11     --      Loan and Pledge Agreement dated April 1, 1999 between 800
                  Travel Systems and Mark D. Mastrini (3)
10.12     --      Deferred Compensation Agreement dated April 20, 1999 between
                  800 Travel Systems and Mark D. Mastrini (3)
10.13     --      Phone Agreement dated August 24, 1999 between 800 Travel
                  Systems and AT&T (4)
10.14     --      Employment agreement dated September 16, 1999 between 800
                  Travel Systems and Robert B. Morgan (4)
10.15*    --      Amendment to SABRE Subscriber Agreement dated November 5, 1999 between 800 Travel Systems and SABRE, Inc. (5)
10.16*    --      Software Development Agreement dated November 5, 1999 between
                  800 Travel Systems and SABRE, Inc. (5)
10.17     --      Employment agreement dated November 22, 1999 between 800
                  Travel Systems and Peter M. Sontag (5)
10.18     --      Employment agreement dated November 5, 1999 between 800
                  Travel Systems and Michael Gaggi (5)
10.19     --      Amendment to Employment  Agreement  dated  November 23, 1999 between 800 Travel Systems and Mark D. Mastrini (5)
10.20     --      Agreement of Separation and Release dated June 5, 2000 between
                  800 Travel Systems and Mark D. Mastrini (6)
10.21     --      Consulting agreement dated June 5, 2000 between 800 Travel
                  Systems and Mark D. Mastrini (6)
27.1      --      Financial Data Schedule (for SEC use only)

(1) Incorporated by reference to 800 Travel Systems' Registration Statement on Form SB-2 No. 333-28237.
(2) Incorporated by reference to 800 Travel Systems' Registration Statement on Form S-8 filed December 15, 1998.
(3) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed August 14, 1999.
(4) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed November 11, 1999.
(5) Incorporated by reference to 800 Travel Systems' Report on Form 10-KSB filed June 30, 2000. (6) Attached herein.

* Portions of this exhibit are the subject of a confidential treatment request.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 9, 2000

                                800 TRAVEL SYSTEMS, INC.
                                ------------------------
                                (Registrant)


                                By:      /s/ Peter M. Sontag
                                    --------------------------------------------
                                    Peter M. Sontag, Chief Executive Officer

                                By:      /s/ Robert B. Morgan
                                    --------------------------------------------
                                    Robert B. Morgan, Chief Financial Officer