Form 10QSB
period 2000-09-30
800 TRAVEL SYSTEMS INC
filed 2000-11-14
CIK 1039208

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

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

                      Yes |X|                  No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,895,516 shares of Common Stock, $.01 par value, were outstanding, as of October 31, 2000.

Transitional Small Business Disclosure Format (check one):

                      Yes | |                  No |X|


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,        December 31,
                                                                     2000                 1999
                                                                 -------------       -------------
                                    ASSETS                        (unaudited)
CURRENT ASSETS
  Cash                                                           $    869,759        $  2,181,020
  Commissions receivable                                            1,154,585           1,217,144
  Prepaid assets                                                      144,652             166,986
                                                                 -------------       -------------
     Total current assets                                           2,168,996           3,565,150
                                                                 -------------       -------------
LEASEHOLD IMPROVEMENTS, EQUIPMENT AND
   COMPUTER SOFTWARE, NET                                           2,512,314           1,799,050
                                                                 -------------       -------------
EXCESS OF COST OVER NET ASSETS ACQUIRED, NET                        5,022,758           4,560,640
                                                                 -------------       -------------

OTHER ASSETS
   Trademarks, net                                                    302,548             323,299
   Software development cost                                                -             387,007
   Other                                                              104,190              77,025
                                                                 -------------       -------------
     Total other assets                                               406,738             787,331
                                                                 -------------       -------------
     TOTAL ASSETS                                                $ 10,110,806        $ 10,712,171
                                                                 =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                           $    123,753        $    135,901
  Accounts payable and accrued liabilities                            801,961             958,048
  Unearned revenue                                                     92,795             100,529
                                                                 -------------       -------------
     Total current liabilities                                      1,018,509           1,194,478

UNEARNED REVENUE                                                      237,461             299,325
DEFERRED RENT                                                         152,595             136,517
LONG-TERM DEBT - excluding current maturities                         174,496             273,231
                                                                 -------------       -------------
     Total liabilities                                              1,583,061           1,903,551
                                                                 -------------       -------------
STOCKHOLDERS' EQUITY
  Common stock                                                         78,955              76,163
  Additional paid-in capital                                       12,742,545          12,137,150
  Accumulated deficit                                              (4,293,755)         (3,404,693)
                                                                 -------------       -------------
     Total stockholders' equity                                     8,527,745           8,808,620
                                                                 -------------       -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 10,110,806        $ 10,712,171
                                                                 =============       =============

                           The accompanying notes are an integral part of
                              these condensed consolidated statements.


                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                                               Three Months Ended                Nine Months Ended
                                                                 September 30,                      September 30,
                                                        -------------------------------    -------------------------------
                                                            2000              1999             2000              1999
                                                        -------------     -------------    -------------     -------------
REVENUES                                                          (unaudited)                        (unaudited)

Commission                                              $  2,057,731      $  2,223,908     $  5,436,815      $  6,059,909
Ticket delivery and service fees                           1,391,096         1,252,769        4,587,059         3,348,620
                                                        -------------     -------------    -------------     -------------
  Total revenues                                           3,448,827         3,476,677       10,023,874         9,408,529

OPERATING EXPENSES
Employee costs                                             1,903,166         1,592,910        5,303,966         4,499,629
Other selling, general, and administrative expenses        2,015,516         1,706,749        5,660,660         4,764,612
                                                        -------------     -------------    -------------     -------------
  Total operating expenses                                 3,918,682         3,299,659       10,964,626         9,264,241
                                                        -------------     -------------    -------------     -------------

(LOSS) EARNINGS FROM
OPERATIONS                                                  (469,855)          177,018         (940,752)          144,288


INTEREST INCOME, NET                                          16,285            27,791           51,690            73,074
                                                        -------------     -------------    -------------     -------------

(LOSS) EARNINGS BEFORE
INCOME TAXES                                                (453,570)          204,809         (889,062)          217,362
Provision (benefit) for income taxes                               -                 -                -                 -
                                                        -------------     -------------    -------------     -------------

(LOSS) NET EARNINGS                                     $   (453,570)     $    204,809     $   (889,062)     $    217,362
                                                        =============     =============    =============     =============

(LOSS) NET EARNINGS PER
COMMON SHARE-BASIC                                      $       (.06)     $        .03     $       (.12)     $        .03
                                                        =============     =============    =============     =============

                -DILUTED                                $       (.06)     $        .03     $       (.12)     $        .03
                                                        =============     =============    =============     =============

AVERAGE OUTSTANDING
COMMON SHARES-BASIC                                        7,796,199         7,616,296        7,687,615         7,615,756
                                                        =============     =============    =============     =============

                -DILUTED                                   7,796,199         7,865,485        7,687,615         8,016,903
                                                        =============     =============    =============     =============

                                The accompanying notes are an integral part of
                                   these condensed consolidated statements.


                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                         Common Stock            Additional
                                ----------------------------       Paid-in      Accumulated
                                    Shares         Amount          Capital        Deficit            Total
                                ------------    ------------    ------------    ------------     ------------
BALANCE, DECEMBER 31, 1999        7,616,296     $    76,163     $12,137,150     $(3,404,693)     $ 8,808,620
  Common stock issued for
    services (unaudited)             50,000             500         249,500               -          250,000
  Common stock issued for
    acquisition (unaudited)         229,240           2,292         355,895               -          358,187

  Net loss (unaudited)                    -               -               -        (889,062)        (889,062)
                                ------------    ------------    ------------    ------------     ------------
BALANCE, SEPTEMBER 30, 2000
  (unaudited)                     7,895,536     $    78,955     $12,742,545     $(4,293,755)     $ 8,527,745
                                ============    ============    ============    ============     ============

                                The accompanying notes are an integral part of
                                   these condensed consolidated statements.


                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                          -----------------------------
                                                                               2000            1999
                                                                          ------------     ------------
Increase (decrease) in cash                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                                     $  (889,062)     $   217,362
  Adjustments to reconcile net (loss) earnings to net cash
  (used in) provided by operating activities, net of acquisition:
      Depreciation and amortization                                           678,905          313,816
      Commissions receivable                                                   74,392         (697,002)
      Prepaid assets and other assets                                           9,664          126,043
      Deferred rent and unearned revenue                                      (53,520)         475,262
      Accounts payable and accrued liabilities                                (26,700)         263,441
                                                                          ------------     ------------
               Net cash (used in) provided by operating activities           (206,321)         698,922
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of leasehold improvements, equipment and computer software        (794,057)        (110,685)
  Software development costs                                                        -         (246,745)
  Cash paid for acquisition                                                  (200,000)               -
                                                                          ------------     ------------
               Net cash used in investing activities                         (994,057)        (357,430)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                       (110,883)         (55,269)
  Proceeds from exercise of options and warrants                                    -           70,000
                                                                          ------------     ------------
               Net cash (used in) provided by financing activities           (110,883)          14,731
                                                                          ------------     ------------

NET (DECREASE) INCREASE IN CASH                                            (1,311,261)         356,223

CASH, AT THE BEGINNING OF PERIOD                                            2,181,020        2,387,273
                                                                          ------------     ------------

CASH, AT THE END OF THE PERIOD                                            $   869,759      $ 2,743,496
                                                                          ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                              $    28,131      $     2,362
                                                                          ============     ============

NON-CASH ACTIVITIES

During 2000 the Company, in conjunction with an employment agreement with its former CEO, issued 50,000 shares of common stock valued as of the date of such agreement at $250,000.

During 2000, capitalized software development costs totaling $598,000 were transferred to leasehold improvements, equipment and computer software.

OTHER INFORMATION

In August 2000, the Company completed a acquisition of Prestige Travel Systems, Inc. in exchange for a cash payment of $200,000, 229,240 shares of common stocks valued at $ 358,000 and assumption of liabilities and acquisition cost of $148,000. The Company allocated approximately $620,000 of the purchase price to goodwill.

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (unaudited)

NOTE A:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. They do not include all information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or any future period. The condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the annual report on Form 10-KSB for the year ended December 31, 1999, together with management's discussion and analysis or plan of operations.

NOTE B:  NET (LOSS) EARNINGS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted net earnings (loss) per common share computations, as computed in accordance with FAS 128:

                                            Three Months Ended               Nine months Ended
                                               September 30,                   September 30,
                                      -----------------------------    -----------------------------
                                          2000             1999             2000             1999
                                      ------------     ------------    ------------     ------------
Net (loss) earnings - (numerator)     $  (453,570)     $   204,809     $  (889,062)     $   217,362
Basic:
Average common shares outstanding
 (denominator)                          7,796,199        7,616,296       7,687,615        7,615,756
                                      ============     ============    ============     ============
Net (loss) earnings per
 Common share-basic                   $      (.06)     $       .03     $      (.12)     $       .03
                                      ============     ============    ============     ============
Diluted:
Average common shares outstanding       7,796,199        7,616,296       7,687,615        7,615,756
  Effect of dilutive options                    -          249,189               -          401,147
                                      ------------     ------------    ------------     ------------
Adjusted average common shares
 (denominator)                          7,796,199        7,865,485       7,687,615        8,016,903
                                      ============     ============    ============     ============
Net (loss) earnings per
common share-diluted                  $      (.06)     $       .03     $      (.12)     $       .03
                                      ============     ============    ============     ============

All options and warrants outstanding for the three and nine months ended September 30, 2000 are excluded from the calculation of diluted weighted average shares as they are anti-dilutive.

NOTE C:  BUSINESS COMBINATION

In August 2000, the Company completed a acquisition of Prestige Travel Systems, Inc. in exchange for a cash payment of $ 200,000, 229,240 shares of common stocks valued at $ 358,000 and assumption of liabilities and acquisition cost of $148,000. The Company allocated approximately $620,000 of the purchase price to goodwill.

NOTE D:  COMMITMENTS AND CONTINGENCIES

Agreements with Related Parties
-------------------------------

In April 1999, 800 Travel Systems entered into a $60,000 loan agreement and a $100,000 deferred compensation agreement with Mr. Mark Mastrini, then President and CEO of 800 Travel Systems. Pursuant to the terms of the loan agreement, the loan amount would be forgiven in two $30,000 installments if Mr. Mastrini was employed by 800 Travel Systems as of January 1, 2000 and 2001, respectively. In June 2000, Mark D. Mastrini resigned from the Company, the deferred compensation agreement was terminated and the remaining outstanding loan balance of $30,000 is due to the Company according to the terms of the agreement. In June 2000, 800 Travel Systems entered into a consulting agreement for the term of 12 months with Mark D. Mastrini, under which $180,000 of fees will be paid and expensed over the life of the agreement.

Legal Proceedings
-----------------

From time to time the Company is involved in litigation in the ordinary course of its business. Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation.

The Company is the defendant in an action currently pending in the 134th District Court of Dallas County, Texas entitled FIRST LONDON SECURITIES CORPORATION V. 800 TRAVEL SYSTEMS, INC. A/K/A/ I FLY, Case No. 00-02222. The Company was served with this action in April, 2000; the action was brought by First London Securities, the Company's managing underwriter for its IPO in January 1998. The plaintiff asserts in this action that the Company failed to keep current all filings necessary to enable the plaintiff to exercise its rights under its Underwriting and Representatives' Warrant Agreements at an optimal market price. Plaintiff currently alleges damages up to approximately $1.7 million, in addition to court costs and attorney's fees. The case is set for trial on February 12, 2001. The Company has filed a Motion for Summary Judgement, which is set for hearing on November 20, 2000, by which the Company seeks to have the entire case dismissed before the trial date on the basis of various defenses. While it is impossible to predict the eventual outcome of this action, the Company believes that it has defenses to these claims and intends to defend this suit vigorously.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-QSB.

OVERVIEW

800 Travel Systems, Inc. and its wholly-owned subsidiary Prestige Travel Systems, Inc. referred to herein as "the Company", "we", "our", "us", "800 Travel Systems", "800 Travel" is a leading direct marketer of travel related services, focused primarily on providing leisure air and cruise reservation services. The Company provides low-priced air and cruise line tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers, through its websites on the World Wide Web (at www.LowAirfare.com and www.CruiseBrokers.com) and through its nationwide network of over 1,200 independent remote travel agents. The Company operates two reservation centers, one in Tampa, Florida and the other in San Diego, California 7 days a week throughout the year. Also in Tampa, Florida, the Company operates its cruise and remote agent fulfillment center. As a result of its agreements to sell discounted tickets with air and cruise lines directly, as well as other ticket suppliers, the Company is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel is currently a broker for tickets, it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory.

The Company generates revenues principally from (i) commissions on air and cruise travel reservations including override commissions on reservations the Company books on certain air and cruise lines, (ii) segment incentives under its contract with SABRE, and (iii) service fees that it charges its customers. The Company markets its services by (i) advertising in Yellow Pages directories across the United States, (ii) advertising on the Internet with banner ads and keywords, (iii) initiating sales efforts to businesses that desire travel fulfillment services, and (iv) enrolling independent remote travel agents.

In January 1999, 800 Travel Systems began to broaden its ticket distribution by offering online booking at "www.LowAirfare.com." Internet bookings as a percentage of total gross reservations for the three and nine months ended September 30, 2000 and 1999 were approximately 14.1%, 3.1%, 13.1% and 1.8%, respectively. 800 Travel Systems expects online gross reservations and online revenues to represent an increasing percentage of gross reservations and revenues in future periods. To differentiate itself from the competition, the Company's website was designed to have online human interaction capabilities. The desired result from the Company's Internet initiative is to increase completed Internet sales in a cost effective manner by providing business to business (B2B) and business to consumer (B2C) customers a website that offers the choice of making reservations conveniently, without an agent or if needed, with an agent. The Company jointly announced the completion of certain enhancements to its website in April 2000 by integrating technology developed with Sabre Holdings Corporation (SABRE) and e-Business Interactive Solutions, Inc. (EIS). With this integrated technology, the Company is experiencing an approximate 18% completed sales ratio (look-to-book ratio) which compares favorably to the e-commerce industry average of approximately 2%. The Company considers a "look" to be an online shopper who requests an airfare. In addition, this technology enables the Company's experienced reservation agents to handle up to eight online customers at once as each online customer progresses through the online booking process.

800 Travel Systems believes its growth strategy leverages Internet technologies with its core competencies of low cost, call center operations and travel industry expertise to both B2B and B2C markets. The growth strategy includes the expectation of selling higher volumes of cruise tickets, hotel reservations, auto rentals and tour packages as well as providing travel operation functions such as, order administration, ticketing, shipping, quality control and customer service to online travel service providers who may seek to outsource these functions. This growth strategy should lessen the current dependency on air travel reservation commissions and should help offset the anticipated continued pressure on margins from airline commission reductions and other competitive forces. The Company announced in July 2000 the signing of a one-year strategic marketing alliance whereby the 800 Travel System's customers will be offered hotel accommodations fulfilled by First Internet Travel, L.L.C and likewise, First Internet Travel, L.L.C.'s online customers will be offered airline reservations fulfilled by 800 Travel Systems. Revenues from sales made through the strategic marketing alliance will be shared by the two companies. In addition, the Company announced in October 2000 the signing of two revenue sharing travel fulfillment service contracts - the first for a one-year period and the second for a six-month period. 800 Travel Systems expects revenues from sources other than airline ticket sales to increase in future periods.

In August 2000, 800 Travel Systems announced the merger of a newly formed, wholly owned subsidiary of the Company with Prestige Travel Systems, Inc. ("Prestige"). Prestige is a full service travel company, headquartered in Tampa, Florida that operates a website specializing in discount cruise vacations at www.CruiseBrokers.com. In addition, Prestige has developed a nationwide network of over 1,200 independent remote travel agents who serve to generate travel bookings through Prestige, on a nonexclusive, pre-negotiated, revenue sharing arrangement. Consideration for this transaction included a combination of cash and stock from 800 Travel. The addition of cruise reservations from the Prestige merger reflects the furtherance of the Company's strategic plan to expand its services to offer cruise, hotels and auto rentals in addition to discount airfares.

Net earnings for the nine-month ended September 30, 2000 were negatively impacted from the Internet initiative by approximately $232,000. While the online operation had no material adverse affect on net earnings for the three months ended September 30, 2000, the Company expects online revenues and expenses to increase in the future. Net earnings for the three and nine months ended September 30, 2000 were negatively impacted from the additional costs and compensation for new executives and consultants associated with the continued implementation of the Company's growth strategy by approximately $245,000 and $663,000 respectively. The Company also anticipates its operating and marketing expenses to increase as its strategy continues to be implemented.

Gross reservations represent the aggregate retail value of the tickets sold to consumers, including delivery and service fees charged by the Company and taxes and impact fees levied on the behalf of various authorities. For comparative purposes, it is important to recognize that certain other travel companies report their gross reservations as revenues. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the three and nine months ended September 30, 2000 and 1999 were $23,609,660, $21,455,622, $68,271,583 and $60,195,762 respectively. Substantially all of the gross reservations are generated from air and cruise line ticket sales. As previously disclosed, airline commissions were reduced in October 1999 and continue to negatively impact revenues to the extent that such reduced commissions are not able to be offset by increases in service fees charged to customers. The Company anticipates being able to offset future commission reductions by negotiating non-published fares directly with the airline carriers to which a mark up paid by the consumer could be earned by the Company.

The Company's operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation and fulfillment centers including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses including rent and computer maintenance fees; and interest, fees and expenses associated with 800 Travel's financing activities. The Company expects to continue to incur additional operating and selling expenses relating to its Internet and technological initiatives.

Set forth below for the periods indicated are the revenues as a percentage of gross reservations and operating expenses, other income and net loss as a percentage of revenues for the three and nine months ended September 30, 2000 and 1999, respectively.

                                             Three Months Ended                Nine Months Ended
                                               September 30,                     September 30,
                                        ---------------------------        --------------------------
                                          2000             1999              2000             1999
                                        ---------        ----------        ---------        ---------
                                                        (unaudited)                       (unaudited)
Revenues
     Commissions                             8.7%   *         10.4%   *         8.0%   *        10.1%   *
     Ticket delivery and service fees        5.9               5.8              6.7              5.6
                                        ---------        ----------        ---------        ---------
     Total Revenues                         14.6%             16.2%            14.7%            15.7%
                                        ---------        ----------        ---------        ---------

Operating Expenses
    Employee Costs                          55.2%   **        45.8%   **       52.9%   **       47.8%   **
    SG & A, other                           58.4              49.1             56.5             50.7
                                        ---------        ----------        ---------        ---------
    Total Operating Expenses               113.6              94.9            109.4             98.5
                                        ---------        ----------        ---------        ---------

Other Income                                 0.4               0.8              0.5              0.8
                                        ---------        ----------        ---------        ---------

Net Earnings (Loss)                        (13.2)%             5.9%            (8.9)%            2.3%
                                        =========        ==========        =========        =========

*  Revenue as a percentage of gross reservations.
** Expenses as a percentage of revenues.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues for the three months ended September 30, 2000 were approximately equal to the revenues for the three months ended September 30, 1999. Revenues of approximately $.2 million resulting from the Prestige merger and increases in the average revenue per air ticket sold were offset by decreases in the volume of air tickets sold. The average revenue per air ticket increased as increased service fees charged to customers and segment incentives related to the new contract with 800 Travel's reservation system provider were partially offset by a reduction in commissions paid by airlines. The decreased volume of tickets sold was primarily due to increased competitive pressures from Internet-based, on-line travel agencies, airlines selling directly to customers on-line and a decreased number of selling agents employed by the Company due to attrition. The Company intends to increase the volume of tickets sold by continuing to initiate B2B sales efforts and retaining and increasing the number selling agents through the implementation of an improved selling agent compensation package. In addition, the Company will evaluate adding a third reservation center in a city where conditions for the recruitment and retention of selling agents are more favorable to the Company. Revenues as a percentage of gross reservations decreased to 14.6% for the three months ended September 30, 2000 from 16.2% for the three months ended September 30, 1999. This decrease was primarily due to the increased percentage of Internet bookings, since the Company charges lower service fees on such bookings when compared to its call center bookings. The Company currently earns the same amount of commissions and segment incentives on Internet and call center bookings. Gross reservations booked for the three months ended September 30, 2000 increased $2.2 million or 10% to $23.6 million. This increase resulted primarily from approximately $1.8 million of gross reservations resulting from the Prestige merger and increases in the price of tickets sold and was partially offset by decreases in the volume of air tickets sold.

Revenues through call centers decreased $.6 million or 16.5% to $2.8 million for the three months ended September 30, 2000. This decrease primarily resulted from a decreased volume of tickets sold and was partially offset by increases in the average revenue per air ticket sold. The volume of tickets sold through the call centers decreased primarily from a reduction in telephone calls received from Yellow Page advertising and the number of call center selling agents employed by the Company to service incoming calls. The reduction in telephone calls received was primarily due to increased competitive pressures from Internet-based, on-line travel agencies and airlines selling directly to customers on-line. 800 Travel anticipates the volume of telephone calls to continue to decline when compared to a comparable period in the prior year, however the Company believes this decline is slowing and will level off in the near future. To improve the volume of telephone calls 800 Travel intends to increase and/or reallocate advertising dollars to new marketing programs. Gross reservations booked through call centers for the three months ended September 30, 2000 decreased $2.3 million or 11.1% to $18.4 million. This decrease resulted primarily from a decreased volume of tickets sold and was partially offset by increased prices of tickets sold.

Revenues from Internet bookings were $.4 million (or 11.8% of total revenues) for the three months ended September 30, 2000. Revenues from Internet bookings for the three months ended September 30, 1999 were immaterial. Gross reservations from Internet bookings for the three months ended September 30, 2000 increased $2.7 million or 406% to $3.3 million. This increase resulted primarily from increases in the volume and the price of tickets sold. 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses, which include $.2 million resulting from the Prestige merger, increased $.6 million, or 18.8% to $3.9 million for the three months ended September 30, 2000. Operating expenses as a percentage of revenues increased 18.7% to 113.6%. Employee costs increased $.3 million to $1.9 million (or 55.2% of revenues) for the three months ended September 30, 2000 from $1.6 million (or 45.8% of revenues) for the three months ended September 30, 1999. This increase resulted primarily from the Prestige merger, new corporate personnel hired to implement the Company's growth strategy and the addition of a quality control and customer service agents. Other selling, general and administrative ("SG&A") expenses increased $.3 million to $2 million (or 58.4% of revenues) for the three months ended September 30, 2000 from $1.7 million (or 49.1% of revenues) for the three months ended September 30, 1999. SG&A expenses including increases in advertising, legal, consulting expenses, depreciation of capitalized software and technology and software maintenance cost, were partially offset by decreases in telephone expenses. This decrease resulted primarily from a new telecommunications contract that became effective in August 1999. The Company anticipates further reductions in telecommunications costs as the result of continued negotiations with its primary telecommunications service provider. In addition, the Company expects to reduce certain professional fees by having its existing employees perform these services in the future.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Revenues increased $.6 million, or 6.5%, to $10 million for the nine months ended September 30, 2000. This increase was due to approximately $.2 million resulting from the Prestige merger and increases in the average revenue per air ticket sold while the volume of air tickets sold remained relatively constant. The average revenue per ticket increased as increased service fees charged to customers and commissions related to the new contract with 800 Travel Systems' reservation system provider were partially offset by a reduction in commissions paid by airlines. Revenues as a percentage of gross reservations decreased to 14.7% for the nine months ended September 30, 2000 from 15.7% for the nine months ended September 30, 1999. This decrease was primarily due to the increased percentage of Internet bookings, since the Company charges lower service fees on such bookings when compared to its call center bookings. The Company currently earns the same amount of commissions and segment incentives on Internet and call center bookings. Gross reservations booked for the nine months ended September 30, 2000 increased $8.1 million or 13.4% to $68.3 million. This increase was due to approximately $1.8 resulting from the Prestige merger and increases in the price of tickets sold.

Revenues through call centers decreased $.4 million or 4.3% to $8.9 million for the nine months ended September 30, 2000. This decrease primarily resulted from a decreased volume of tickets sold and was partially offset by increases in the average revenue per air ticket sold. The volume of tickets sold through the call centers decreased primarily from a reduction in telephone calls received from Yellow Page advertising and the number of call center selling agents employed. The reduction in telephone calls received was primarily due to increased competitive pressures from Internet-based, on-line travel agencies and airlines selling directly to customers on-line. When compared to prior year, 800 Travel anticipates the volume of telephone calls to continue to decline, however the Company believes this decline is slowing and will level off in the near future. To improve the volume of telephone calls 800 Travel intends to increase and/or reallocate advertising dollars to new marketing programs. Gross reservations booked through call centers for the nine months ended September 30, 2000 decreased $.3 million or .5% to $58.8 million. This decrease caused primarily by the decreases in the number of tickets sold.

Revenues from Internet bookings were $.9 million (or 9.4% of total revenues) for the nine months ended September 30, 2000. Revenues from Internet bookings for the nine months ended September 30, 1999 were immaterial. Gross reservations from Internet bookings for the nine months ended September 30, 2000 increased $7.9 million or 725% to $8.9 million. This increase resulted primarily from increases in the volume and the price of tickets sold. 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses, which include $.2 million resulting from the Prestige merger, increased $1.7 million, or 18.4%, to $11 million for the nine months ended September 30, 2000. Operating expenses as a percentage of revenues increased 10.9% to 109.4%. Employee costs increased $.8 million to $5.3 million (or 52.9% of revenues) for the nine months ended September 30, 2000 from $4.5 million (or 47.8% of revenues) for the nine months ended September 30, 1999. This increase resulted primarily from the Prestige merger, new corporate personnel hired to implement the Company's growth strategy and the addition of a quality control and customer service agents. Other selling, general and administrative ("SG&A") expenses increased $.9 million to $5.7 million (or 56.5% of revenues) for the nine months ended September 30, 2000 from $4.8 million (or 50.7% of revenues) for the nine months ended September 30, 1999. SG&A expenses including increases in advertising, depreciation, technology and software maintenance, legal and consulting expenses were partially offset by decreases in telephone expenses. This decrease resulted primarily from a new telecommunications contract that became effective in August 1999. The Company anticipates further reductions in telecommunications costs as the result of continued negotiations with its primary telecommunications service provider. In addition, the Company expects to reduce certain professional fees by having its existing employees perform these services in the future.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $.2 million for the nine months ended September 30, 2000 primarily as a result of a net loss and was partially offset by depreciation and amortization expenses. For the nine months ended September 30, 1999 net cash provided by operating activities was $.7 million primarily as a result of net earnings, depreciation and amortization expenses and increases in accounts payable and unearned revenues and offset by an increase in commissions receivables.

Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2000 primarily as a result of computer hardware, software and software development costs incurred in connection with the Company's Internet and technological initiatives and the merger with Prestige Travel. For the nine months ended September 30, 1999, net cash used in investing activities was $.4 million primarily as a result of software development costs incurred in connection with the Company's Internet and technological initiatives.

Net cash used by financing activities was $110,883 for the nine months ended September 30, 2000 primarily as a result of principal payment on debt. For the nine months ended September 30, 1999 net cash provided by financing activities was $14,731 primarily as a result of net proceeds received from the exercise of options and warrants.

While the Company has attempted to negotiate development, maintenance and licensing agreements with EIS in conjunction with the joint development of the agent interactive software as well as website maintenance and hosting, the Company has been unable to enter into definitive written agreements to date. The Company continues to work with EIS and make monthly payments to EIS for maintenance and other services provided by EIS. The Company is simultaneously working to undertake to perform certain website maintenance and modifications in-house in order to minimize its payments to EIS and enhance its ability to improve its web site operation. With this ability, the Company will be able to quickly and efficiently modify the appearance and content of its web site as well establish links to other sites pursuant to marketing agreements and alliances. If the Company is unable to successfully conclude its negotiations with EIS with respect to definitive written development, maintenance and licensing agreements for the jointly developed agent interactive software and related technological support, the Company will need to expend additional capital resources to continue to provide the agent interactive services on a cost effective and beneficial basis.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of 800 Travel Systems' operations. In anticipation of the Company's longer-term capital requirements, the Company currently has made plans to seek to raise between $4 million and $10 million of private equity capital. 800 Travel Systems has currently budgeted approximately $3 million for capital expenditures for computer hardware and software purchases and upgrades which it expects to make over the next 12 months, provided the Company is able to raise additional capital. 800 Travel Systems will need to seek to sell additional equity or debt securities or obtain credit lines from financial institutions to meet its longer-term liquidity and capital requirements. There is no assurance that 800 Travel Systems will be able to obtain additional capital or financing in amounts or on terms acceptable to 800 Travel Systems, if at all or on a timely basis. The sale of equity securities or convertible debt securities would result in additional dilution to 800 Travel Systems' shareholders.

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

FORWARD LOOKING STATEMENTS -- RISK FACTORS

         Investors should carefully consider the following risk factors, in addition to the other information concerning the factors affecting forward-looking statements. Each of these risk factors could adversely affect our business, operating results and financial condition as well as adversely affect the value of an investment in 800 Travel Systems. You should be able to bear a complete loss of your investment.

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

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting fuel and other travel costs and their effect on the volume of consumer air travel; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for strategic alliances in the travel and telemarketing areas; (iii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition from traditional and Internet based travel agencies, consolidators and the airlines themselves, changes in the commissions paid by airlines, and increased labor, marketing, computer software/hardware and telecommunications costs; (iv) the availability and capabilities of the SABRE electronic travel reservation system and ancillary software; (v) the success of our Internet initiatives; (vi) changes in commission rates; (vii) the retention of our reservation agents and improved productivity of our reservation agents as they gain experience and utilize technological improvements; (viii) our rights to the use of software and other intellectual property and the potential for others to challenge and otherwise adversely affect or impair such rights; and (ix) other factors including those identified in our filings with the SEC including but not limited to information under the heading "Risk Factors" in the Form SB-2 Registration Statement and Prospectus for our initial public offering as amended from time to time, and the following risk factors:

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

OUR LOSSES AND NEGATIVE CASH FLOWS MAY CONTINUE.

         We have incurred net losses and negative cash flows on both an annual and interim basis. For the nine months ended September 30, 2000, we had a net loss of $889,062 and we had a net decrease in cash of $1,311,261. We may continue to incur net losses for the foreseeable future and we cannot assure you that we will ever achieve, or if achieved, sustain profitability or generate positive cash flow. We expect our operating expenses to grow. These increased expenses will result primarily from our Internet initiatives, advertising and expansion of our operations. As a result, we will need to increase our revenues to become profitable. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

WE WILL NEED FUTURE CAPITAL.

         We expect to increase sales volumes by expanding our business with both our Internet initiatives as well as our traditional "bricks and mortar" call center operations. There can be no assurance that our revenues will increase as a result of our expansion efforts or even continue at their current levels. As we expend significant resources to expand our operations, it is possible that we would continue to incur losses and negative cash flow. It is likely that we will require additional capital in the near future to meet our capital requirements. There is no assurance that such capital will be available to us or, if available, be on terms acceptable to us. An increase in capital resulting from a capital raising transaction could result in dilution to existing holders of our common stock and adversely impact our stock price.

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

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE AND OPERATE OUR NEW CRUISE BUSINESS.

         We recently acquired Prestige in order to add cruise services to our service mix. We may not be able to successfully operate or integrate the cruise operation into our existing business. Integration of the cruise business may take longer and cost more than we anticipated.

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

         Our business model relies on relationships with travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. It is possible that travel suppliers may choose not to make their inventory of services, discounts and products available through online distribution. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory, either of which could significantly decrease the amount or breadth of our inventory of available travel offerings. Of particular note is the proposed airline direct-distribution website, which is currently named "Orbitz." Orbitz has announced its intention to launch in 2001 and is reportedly owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. Forester Research reports that Orbitz will be the only website for consumers to find unpublished special fares on these and at least 23 other airlines. If a substantial number of our airline suppliers collectively agree or choose to restrict their special fares solely to Orbitz, such action may have a material adverse affect on our business. Adverse changes in any of these relationships, whether due to Orbitz or otherwise, could reduce the amount of travel services which we are able to offer through our websites.

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

         In addition to the traditional travel agency channel, many travel suppliers also offer their travel services as well as third-party travel services directly through their own websites. These travel suppliers include many suppliers with which we do business. In particular, five airline suppliers, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines, have announced their intention to launch a direct-distribution website, currently named "Orbitz," in 2001. Forester Research reports that Orbitz will be the only website for consumers to find unpublished weekly special fares on at least 23 other airlines. Suppliers also sell their own services directly to consumers, predominantly by telephone. As the market for online travel services grows, we believe that travel suppliers, traditional travel agencies, travel industry information providers and other companies will increase their efforts to develop services that compete with our services by selling inventory from a wide variety of suppliers. We cannot assure you that our online operations will compete successfully with any current or future competitors.

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

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

         We may be unable to retain our key employees and consultants and key sales agents or attract, assimilate or retain other highly qualified employees and sales agents in the future. Our future success depends on our ability to attract, retain and motivate highly skilled employees and sales agents. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, it may be difficult for us to manage our business and meet our objectives. The labor market is currently very tight and it is difficult to find qualified and capable individuals willing to work as selling agents. We may be unable to attract and retain selling agents to handle the volume of business we generate. We may experience significant turnover and incur higher training and recruitment costs. If we are unable to hire and retain selling agents our business may be adversely affected.

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

         Any reduction in performance, disruption in the Internet access or discontinuation of services provided by our Internet service provider, EIS, Sabre, Verizon and AT&T, or other telecommunications provider, or any disruption in our ability to access the SABRE systems or systems and software provided by EIS, could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our transaction processing systems and network infrastructure will be able to accommodate increases in traffic in the future, or that we will, in general, be able to accurately project the rate or timing of such increases or upgrade our systems and infrastructure to accommodate future traffic levels on our online sites. In addition, there can be no assurance that we will be able in a timely manner to effectively upgrade and expand our transaction processing systems or to successfully integrate any newly developed or purchased modules with our existing systems. There can be no assurance that we will successfully utilize new technologies or adapt our online sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards.

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

OUR INTERNET SOFTWARE DEVELOPMENT EFFORTS MAY NOT SUCCEED.

         We are in the process of working to enhance and expand our business and opportunities through the use of the Internet and we are exposed to various risks and uncertainties related to our arrangements or agreements with third parties for the co-development or development of software systems for use in conjunction with our Internet initiatives. Such risks and uncertainties include but are not limited to the following: (i) we may expend significant funds for co-development or development of software that exceed the benefits, if any, ultimately derived from such software or the benefits that could be derived from less expensive software available from other sources; (ii) any software co-developed by us or developed for us may be functionally or technologically obsolete by the time co-development or development is completed; (iii) the timetables necessary to attain the advantages anticipated from such co-development or development may not be achieved; (iv) others may develop similar software and make such software available to our competitors or our competitors may develop similar software or the software developed by others may have features and benefits beyond the capabilities of the software co-developed, licensed or otherwise utilized by us; (v) our rights with respect to any co-development or development arrangement may become the subject of disputes and may result in our not having any rights in or to such software and result in claims of violations of intellectual property rights which could result in significant defense cost and the possibility of damages being assessed against us; and (vi) key individuals involved in connection with any software co-development arrangement with us could become unable to complete or continue the co-development, which could cause the co-development to end, or result in significant delays and increases in costs to continue such co-development efforts or in maintaining or conducting fundamental daily modifications to our website and existing co-developed software.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BRAND AND OUR BUSINESS.

         We rely on a combination of trademark and copyright law and trademark protection. Despite our efforts, we cannot be sure that we will be able to prevent misappropriation of our intellectual property. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources away from the operation of our business and the loss of our ability to use certain intellectual property.

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

OUR SUCCESS IS SUBSTANTIALLY DEPENDENT UPON CERTAIN KEY PERSONNEL.

         Our success is substantially dependent upon the continuing services of certain key personnel. While we have employed a number of executives with industry experience, the loss of any significant member of management could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY NOT BE ABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALL CAP MARKET WHICH WOULD MAKE IT MORE DIFFICULT FOR YOU TO DISPOSE OF YOUR COMMON STOCK.

         Our common stock is listed on the Nasdaq Small Cap Market. We cannot guarantee that it will always be listed. The Nasdaq Small Cap Market rules for continual listing include minimum stock price and other requirements, which we may not meet in the future, particularly if the price of our common stock declines.

         If our common stock is delisted from the Nasdaq Small Cap Market, trading in our common stock would be conducted, if at all, on the NASD's OTC Bulletin Board. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of the common stock.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Incorporated by reference herein to Part I, Item 1, Note C, Legal Proceedings.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of 800 Travel Services, Inc. was held on July 10, 2000. Each share of Common Stock entitled its holder to one vote on the matters considered by stockholders at the annual meeting. Stockholders present in person, or by proxy, representing 6,220,322 shares of common stock vote on the matters described below.

         (1) The following directors were elected to the Company to hold office until their term expires or until their successors have been duly elected and qualified, pursuant to the vote indicated:

                                                         FOR            WITHHELD

                           L. Douglas Bailey           6,149,626         70,696
                           Peter M. Sontag             6,162,601         57,721

         (2) The stockholders approved the adoption of the Company's 2000 Stock Incentive Plan. The Plan received 763,377 votes for, 688,759 votes against and 35,540 votes abstained.

         (3) The stockholders approved the proposal to ratify the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year 2001. Grant Thornton LLP received 5,755,681 votes for, 50,296 votes against and 414,345 votes abstained.

ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibit Index:

Exhibit                            Description
-------                            -----------

2.1       --      Agreement and Plan of Reorganization between 800 Travel
                  Systems, Inc., 800 Travel Acquisition Sub, Inc., Prestige
                  Travel Systems, Inc., Anita K. Lascala, Ron Lascala and
                  Kimberly D. Lascala, dated August 21, 2000. (Schedules (or similar attachments) have been omitted and the Registrant
                  agrees to furnish supplementally a copy of any omitted
                  schedule to the Securities and Exchange Commission upon
                  request.) (7)
3.1       --      Amended and Restated Certificate of Incorporation (1)
3.2       --      Amended and Restated Bylaws (1)
4.1       --      1997 Stock Option Plan (1)
4.2       --      1998 Stock Option Plan (2)
4.3       --      2000 Stock Option Plan (7)
10.1      --      Lease dated February 10, 1996 between JFJ Real Estate L.P.
                  and 800 Travel Systems (1)
10.2      --      Airlines Reporting Corporation ("ARC") Agent Reporting
                  Agreement (1)
10.3      --      Letter dated March 6, 1996 from ARC approving change of
                  ownership (1)
10.4      --      Subscriber Service Agreement dated November 27, 1995
                  between 800 Travel Systems and Payroll Transfers Interstate,
                  Inc. (1)
10.5      --      Form of Employment Agreement between 800 Travel Systems and
                  Mark D. Mastrini (1)
10.6      --      Form of Employment Agreement between 800 Travel Systems and
                  Biagio Bellizzi (1)
10.7      --      Agreement of March 1, 1997 between 800 Travel Systems and
                  Global Discount Travel Services (1)
10.8      --      SABRE Subscriber Agreement dated May 1, 1999 between 800
                  Travel Systems and SABRE, Inc.(3)
10.9      --      Loan and Pledge Agreement dated April 1, 1999 between 800
                  Travel Systems and Mark D. Mastrini (3)
10.10     --      Deferred Compensation Agreement dated April 20, 1999
                  between 800 Travel Systems and Mark D. Mastrini (3)

10.11*    --      Phone Agreement dated August 24, 1999 between 800 Travel
                  Systems and AT&T (4)
10.12     --      Employment agreement dated September 16, 1999 between 800
                  Travel Systems and Robert B. Morgan (4) 10.13* -- Amendment to
                  SABRE Subscriber Agreement dated November 5, 1999 between 800
                  Travel Systems and SABRE, Inc. (5)
10.14*    --      Software Development Agreement dated November 5, 1999
                  between 800 Travel Systems and SABRE, Inc. (5)
10.15     --      Employment agreement dated November 22, 1999 between 800
                  Travel Systems and Peter M. Sontag (5)
10.16     --      Employment agreement dated November 5, 1999 between 800
                  Travel Systems and Michael Gaggi (5)
10.17     --      Amendment to Employment Agreement dated November 23, 1999
                  between 800 Travel Systems and Mark D. Mastrini (5)
10.18     --      Agreement of Separation and Release dated June 5, 2000
                  between 800 Travel Systems and Mark D. Mastrini (6)
10.19     --      Consulting agreement dated June 5, 2000 between 800 Travel
                  Systems and Mark D. Mastrini (6)
27.1      --      Financial Data Schedule (for SEC use only)

         (1) Incorporated by reference to 800 Travel Systems' Registration Statement on Form SB-2 No. 333-28237. (2) Incorporated by reference to 800 Travel Systems' Registration Statement on Form S-8 filed December 15, 1998. (3) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed August 14, 1999. (4) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed November 11, 1999. (5) Incorporated by reference to 800 Travel Systems' Report on Form 10-KSB filed March 27, 2000. (6) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed August 14, 2000. (7) Attached herein.

         * Portions of this exhibit are the subject of a confidential treatment request.

(b)      Reports on Form 8-K:

During the quarterly period ended September 30, 2000, the Company filed a Report on Form 8-K announcing the filing of press releases by the Company regarding the departure from the Company of Mark Mastrini and appointment of Peter Sontag to the office of Chief Executive Officer. The Company filed a Report on Form 8-K on July 24, 2000 announcing the filing of press releases by the Company regarding
(i) the First Internet Travel, L.L.C. marketing alliance, (ii) the appointment of a chief technology officer and Director of E-Commerce Marketing, and (iii) the election of Vince Vitti and Antoine Toffa to the Board of Directors. The Company also filed a Report on Form 8-K on August 18, 2000 relating to the Company's filing of a press release announcing the acquisition of Prestige Travel Systems, Inc. through merger into the Company's newly formed wholly owned subsidiary.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 2000

                                800 TRAVEL SYSTEMS, INC.
                                (Registrant)


                                By:      /s/ Peter M. Sontag
                                  ----------------------------------------------
                                    Peter M. Sontag, Chief Executive Officer

                                By:      /s/ Robert B. Morgan
                                  ----------------------------------------------
                                    Robert B. Morgan, Chief Financial Officer