Form 10KSB
period 2000-12-31
800 TRAVEL SYSTEMS INC
filed 2001-03-29
CIK 1039208

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


       (MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO
                                        -----------    -----------


                         COMMISSION FILE NUMBER 1-13271
                                                -------


                            800 TRAVEL SYSTEMS, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


               DELAWARE                                59-3343338
        ------------------------             ---------------------------------
        (STATE OF INCORPORATION)             (IRS EMPLOYER IDENTIFICATION NO.)


   4802 GUNN HIGHWAY, TAMPA, FLORIDA                      33624
  ----------------------------------------              ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                    ISSUER'S TELEPHONE NUMBER (813) 908-0404

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    COMMON STOCK, $0.01 PAR VALUE REDEEMABLE COMMON STOCK PURCHASE WARRANTS

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         The revenues of registrant for the fiscal year ended December 31, 2000 were $13,142,066.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 20, 2001, was approximately $5,271,615 based upon a last sales price of $0.813.

         As of March 20, 2001, there were 7,895,536 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB Report except with respect to information specifically incorporated by reference in this Form 10-KSB Report the Definitive Proxy Statement is not deemed to be filed as a part hereof.

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

GENERAL

800 Travel Systems, Inc. and its wholly-owned subsidiary Prestige Travel Systems, Inc. referred to herein as "the Company", "we", "our", "us", "800 Travel Systems", "800 Travel" is a leading direct marketer of travel related services, focused primarily on providing leisure air, cruise and tour reservation services. The Company provides low-priced air and cruise line tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers, through its websites on the World Wide Web (at www.LowAirfare.com, www.CruiseBrokers.com and www.TourBrokers.com) and through its nationwide network of approximately 1,500 independent remote travel agents. A distinguishing feature of the www..LowAirfare.com website is its ability to connect live reservation agents directly with on-line travel consumers in an instant messaging format that allows consumers to book air travel, on-line, in real time. The Company operates two reservation centers, one in Tampa, Florida and the other in San Diego, California 7 days a week throughout the year. Also in Tampa, Florida, the Company operates its cruise and remote agent fulfillment center. As a result of its agreements to sell discounted tickets with air and cruise lines directly, as well as other ticket suppliers, the Company is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel is currently a broker for tickets, it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory.

The Company generates revenues principally from (i) commissions on air and cruise travel reservations and other travel related services including override commissions on reservations the Company books on certain air and cruise lines,
(ii) segment incentives under its contract with SABRE, and (iii) service fees that it charges its customers. The Company markets its services by (i) advertising in Yellow Page directories across the United States, (ii) advertising on the Internet, (iii) initiating sales efforts to businesses that desire leisure travel fulfillment services over the telephone or the Internet with live reservation agents, and iv) enrolling independent remote travel agents.

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

In August 2000, 800 Travel Systems acquired Prestige Travel Systems, Inc. ("Prestige"). Prestige is a full service travel company, headquartered in Tampa, Florida that operate websites specializing in discount cruise and tour vacations at www.CruiseBrokers.com and www.TourBrokers.com. In addition, Prestige has developed a nationwide network of approximately 1,500 independent remote travel agents who serve to generate travel bookings through Prestige, on a nonexclusive, pre-negotiated, revenue sharing arrangement. Consideration for this transaction included a combination of cash and stock from 800 Travel. The addition of cruise reservations from the Prestige merger reflects the furtherance of the Company's strategic plan to expand its services to offer cruise, hotels and auto rentals in addition to discount airfares.

INDUSTRY BACKGROUND

U.S. Travel Industry. The travel industry is large and growing, with travelers in the United States expected to spend over $600 billion on travel and tourism in 2000 according to the Travel Industry Association of America. Historically, airlines, hotels, rental car agencies, cruise lines and vacation packagers have relied on internal sales departments and travel agencies as their primary distribution channels. According to the American Society of Travel Agents ("ASTA"), travel agency sales in the United States grew from $86 billion in 1991 to almost $143 billion in 1999, of which approximately 55% was spent on leisure travel. Management believes that the growth in leisure travel has been driven by a number of factors, including an increase in disposable income levels in the United States, the aging of the population and the availability of affordable airfares. Airline travel (including business and leisure travel) continues to be the largest segment of the travel industry, with $77.2 billion, or 54%, of total travel booked through travel agencies in 1999. The traditional travel agency channel is highly fragmented, with few nationally recognized brands. According to Travel Weekly's 1999 U.S. Travel Agency Survey published in August 2000, there are over 32,000 travel agencies locations in the United States, with the average travel agency location generating $4.4 million in annual gross bookings per location.

Worldwide Travel Industry. The travel industry is very large in terms of both dollars spent and number of participants. According to the United States Department of Transportation, there will be over 700 million air passengers worldwide in 1999, rising to one billion air passengers in 2010. The World Travel and Tourism Council estimates that spending on travel and tourism worldwide will reach $7.5 trillion in 2010. According to the World Travel and Tourism Council, approximately 72% of the revenues in this market are attributable to personal travel and tourism.

Online Travel Market. As a result of pressures on traditional travel distribution channels and the emergence of new "e-commerce" opportunities, the online travel industry has grown rapidly in recent years. The Internet provides a convenient and efficient medium for sales of airline tickets by affording customers direct access to up-to-the-minute travel information, including changing fares and routes, the ability to engage in competitive shopping, and the capability to purchase tickets. According to Forrester Research, travel has already become the largest online retail category with users making an estimated $7.8 billion in airline ticket purchases and hotel and car rental reservations through travel websites in 1999, growing to an estimated $32 billion in 2004.

INTERNET INITIATIVE

800 Travel's Internet initiative commenced in January 1999 when its website was first established. Prior to this, during 1998, the Company determined that Internet competitors i) were spending millions of dollars on Internet advertising in an effort to develop a brand name; ii) were better capitalized;
iii) were larger in terms of transaction volume; and iv) had similar functionality in their websites. Recognizing these competitive pressures, the Company began to formulate an Internet strategy that would differentiate itself from the competition. To accomplish this differentiation, the Company's website was designed to have human interaction capabilities through a software product developed in conjunction with the Company by a strategic partner. The Company realized through these early efforts that enhanced Internet capabilities would be required to effectively service the expected increase in demand from the growth and popularity of e-commerce. In connection with the foregoing, 800 Travel commenced the development of the capabilities of the agent interactive component to improve efficiencies and to further integrate such capabilities with existing operations. In November 1999 and in furtherance of its Internet initiative, the Company entered into agreements with SABRE that, in addition to interfacing with certain operational systems, would enable 800 Travel to provide its customers the ability to make travel reservations through its website without the assistance of a reservation agent (often called "stand-alone booking"). The Company initially launched these additions and enhancements in April 2000. In January 2001, the Company suspended the stand-alone booking functionality in favor of focusing and concentrating its efforts on the agent interactive website capabilities, and in connection therewith, mutually agreed with Sabre to terminate the development agreement. The Company may choose to provide the stand-alone booking functionality again in the future when it appears strategically advantageous to do so. During most of 1999 the interactive website was staffed by approximately 2% of the Company's reservation agents and has been increased to approximately 11% in March 2001.

OUR OPERATING STRATEGY

Overview. The Company's operating strategy consists of: (i) providing its customers with low priced travel (ii) focusing on consumer leisure air, cruise and travel (iii) providing convenient, quick service to its customers, (iv) minimizing call center and Internet operating costs, (v) using technology to maximize operating efficiencies, (vi) constantly reviewing and updating its relationships with major travel vendors and SABRE to obtain favorable commission structures and segment incentives, and (vii) providing incentives to its sales force through a performance based compensation structure. 800 Travel Systems believes this core strategy distinguishes it from most traditional and online travel agencies.

(i) Low Priced Fare on Major Air and Cruise Lines. The Company has agreements with many major air and cruise lines to offer discounted fares to its customers which often allows the Company to provide its customers with the lowest priced fares. Utilizing the comprehensive airline ticket information available on its customized Turbo SABRE reservation system, the reservation agent, within seconds of a request for a particular route, can offer ticket options in ascending order of price until the customer chooses a suitable carrier and departure time. In contrast, airlines typically quote only their own fares and often quote highest fares first to avoid selling the low priced tickets. The Company believes that its ability to provide low priced air and cruise fares provides a distinct competitive advantage in attracting and retaining customers. The Company is authorized to sell travel on behalf of all major domestic airlines including Continental, United, Northwest, TWA, American, Alaska, Delta, Midway, Southwest, and U.S. Airways as well as major cruise lines including Royal Caribbean, Carnival, and Princess. The Company constantly monitors and periodically revisits its existing travel vendor relationships, and attempts to establish new travel vendor relationships, as part of its general strategy of keeping abreast of market conditions and industry trends.

(ii) Consumer Leisure Air and Cruise Travel. The Company believes that consumer leisure air and cruise travel is the most profitable segments of the leisure travel industry and that it can compete effectively in this segment because of its high technology, telemarketing approach and the resulting efficiencies. The Company believes that its airline reservation agents require substantially less time to book reservations because (i) all the information they need is immediately available and the necessary steps can be conducted on their computer screens, and (ii) the Company's services are focused on air travel, which does not require research or follow-up work and can be completed in one phone call. In addition, each of the Company's online agents interacts with multiple customers as such customers proceed through the online booking process. Consequently, the Company believes that the hourly dollar value of bookings confirmed by its reservation agents are above the industry average. The Company strives to increase its reservation agents' booking rates by rewarding reservation agents with commissions for weekly sales in excess of various levels. The Company believes that the cruise line business is a profitable segment of the leisure travel industry because (i) the revenue per sale is the highest of all travel sectors (air, auto, hotel, tour), and (ii) the Company's network of nationwide independent remote agents is a cost effective method to market, advertise and distribute the cruise products.

(iii) Convenient Service. Convenience of service and low prices are significant factors in a customer's decision to purchase air and cruise travel. The Company offers the convenience of one source for access to the low priced air and cruise fares from numerous carriers, thus eliminating the need for customers to contact several carriers or travel agents. Online customers can access the Company's easy-to-use, interactive website at their convenience, make a toll free telephone call to the Company's reservation centers or contact one of the 1,500 independent remote agents located across the United States. The Company believes that its service compares favorably to that of its competitors because (i) its reservation agents provide immediate and comprehensive information, and (ii) if purchased early enough, tickets are delivered the next day by overnight courier. The Company's online and telemarketing service, along with its delivery of tickets by a next day service, eliminates the need for customers to visit a travel agency. The Company believes that its toll free telephone "vanity numbers" 1-800-LowAirFare (1-800-569-2473), 1-800-Fly4Less (1-800-359-4537) and
1-888-999-Vuela (1-888-999-8835) promote repeat calls because they are easy to remember and can be dialed from anywhere in the U.S. or Canada.

(iv) Low Operating Costs. The Company minimizes its call center operating costs by processing reservations through large, high-volume, centralized call center facilities, rather than duplicating resources at numerous, expensive retail locations like those of traditional travel agents. In addition, the Company utilizes independent remote agents whose compensation is based on the amount of travel reservations produced and the level of travel services they provide. The Company minimizes its marketing costs by placing cost effective advertising in the Yellow Pages directories throughout the United States and on the Internet with banners and key words. In addition, the Company employs a sales team that pursues revenue sharing, travel service contracts with business customers. The Company contracts for its employees through a professional employee leasing organization even though Company management is responsible for training and supervising the job performance of worksite employees.

(v) Technology. 800 Travel Systems utilizes customized Internet sales and customer service software that integrates the online customer with a live reservation agent. These Internet reservation agents are capable of servicing multiple online customers at once. In addition, each of the Company's computer terminals is linked directly to the SABRE system which provides access to all major U.S. and international air carriers' routes and fares. The Company has customized the Turbo SABRE system specifically for the Company's purposes. As a result, the Company's reservation agents have fewer procedures to master and therefore become proficient on the Company's reservation system quickly, thus incurring lower training expenses.

(vi) Review and Update Relationships with Travel Vendors and SABRE. The Company reviews and updates its relationships with the major travel vendors and SABRE to obtain favorable commission structures and segment incentives. The Company believes that as a result of such efforts, it has been able to obtain commission structures that are generally more favorable than those obtained by other travel agents. Typically, the travel vendor contracts range from one to one and a half years in length and can be cancelled on short notice. These vendors typically have no obligation to renew their contracts with travel agents at expiration, but the Company has consistently been successful in obtaining such contract renewals.

(vii) Employee and Independent Agent Incentives. 800 Travel Systems' reservation agents are organized into teams of approximately 15 reservation agents under one supervisor. The reservation agents earn a base hourly rate and commission, each of which is dependent upon the volume of sales generated by an agent within a moving, historic measuring period. The team supervisors, in turn, are paid based on the average sales of their team. The Company believes that this performance based compensation structure enables it to generally retain and constantly motivate the best performing reservation agents. The Company's independent remote agents are compensated on the amount of travel reservations produced and the level of travel services they provide.

OUR GROWTH STRATEGY

Overview. The Company's objective is to become the leading provider of discount leisure travel products and services to consumers as well other travel service providers. The Company's diversified growth strategy seeks to expand its customer and product base aggressively, form additional strategic relationships and continue investing in technology. The key elements of the growth strategy are as follows:

Increase Online Gross Reservations. The Company's website provides the convenience that a "stand-alone" website provides to customers with the additional benefit of communicating, real-time with an agent if needed to help the customer complete his or her online purchase. 800 Travel Systems' interactive "live-agent" website has been experiencing a higher ratio of completed online sales ("look-to-book" or "close" ratio) than is currently being realized by Internet travel competitors.

Broaden Existing Consumer Travel Products. The Company anticipates broadening its existing revenue from primarily airline reservations and cruise tour sales to selling higher volumes of hotel reservations, auto rentals and tours. The Company intends to capitalize on its market presence, existing infrastructure and customer base to promote these additional travel products. The Company is focusing on developing complementary products that require minimal incremental resources to sell and distribute.

Expand Strategic B2B Relationships. 800 Travel Systems seeks to develop strategic relationships to capitalize on its call center and travel operating experience and the Internet's popularity by providing travel operation functions such as, order administration, ticketing, shipping, quality control and customer service to online travel service providers who typically outsource these functions. These services are typically referred to as "e-fulfillment," "outsourcing" or "fulfillment." The Company will also determine the feasibility of providing these services along with certain Internet travel services to traditional travel agencies.

Brand Recognition. By focusing on compelling content as well as unique Internet consumer and business travel solutions with quality customer service, the Company will continue to build its brand recognition and customer loyalty. The Company employs a variety of marketing and promotional efforts, including public relations activities, targeted advertising across a variety of electronic and print media and strategic distribution arrangements.

Reliable, Secure and Scalable Technology Platform. We are designing our customer service platform to provide a high level of reliability, security and scalability. Our multi-layered platform design allows us to deliver a high performance website capable of managing high transaction volumes and ensuring reliable access for our customers and suppliers. We also offer advanced security features, maintain excess capacity to handle peak traffic loads in the rapidly expanding online travel market and have built dedicated distributed storage for critical data such as customer profile information. Our selection of technology and the scalability of our platform will enable us to generate future revenue by offering core parts of our customer service platform to strategic partners. In addition, our existing infrastructure is able to support certain broadband technologies that may be utilized in the future to provide new consumer services such as video and wireless.

Continue Investment in Technology. The Company uses scaleable, industry standard hardware and software that enable rapid deployment of additional capacity. In addition, the Company intends to continue to invest substantial resources in developing, acquiring and implementing technology driven enhancements to its online, call center and remote agent services.

Strategic Acquisitions, Joint Ventures, Alliances, Relationships. 800 Travel Systems continually evaluates potential strategic relationships with companies that may add to its customer base, product lines or distribution. 800 Travel Systems currently has no agreements or understandings with respect to any such transactions that is material or whose outcome can be reasonably assured.

International Expansion. Where appropriate 800 Travel Systems will seek to grow internationally through acquisitions, joint ventures or internal expansion. 800 Travel Systems may seek to acquire, partner with or invest in, travel service companies in foreign countries where there is the potential to apply the Company's business model.

OUR OPERATIONS

Call Center Operations. Depending on the volume of incoming calls being received during 2000, 800 Travel Systems has employed approximately 200 to 335 reservation agents and other call center employees at its two call centers. Facilities are located in Tampa, Florida and San Diego, California and operate 16 hours a day, seven days a week, 363 days a year. Reservation agents at these call centers receive all inbound calls to the Company's toll free numbers. In 2000, the call centers received on average, approximately 20,000 calls per day. Reservation agents currently conduct fare searches for requested itineraries, sell airline tickets, explain rules and restrictions applicable to fares and ticket delivery details and provide other assistance. The call centers also provide quality control, ticketing, shipping and customer service for both call center customers and Internet users. 800 Travel Systems' reservation centers are currently operating at less than the maximum capacity of 1,800 reservation agents working in staggered shifts of 600.

Interactive Online Operations. 800 Travel Systems' website at www.LowAirfare.com was initially launched in January 1999. This website currently enables 800 Travel Systems' customers to reserve airline tickets online with the real time interactive assistance of 800 Travel Systems' trained travel agents in its call centers. Since December 1999, the new enhanced technology allows each of the Company's online agents to interact with multiple customers as such customers proceed through the online booking process. 800 Travel Systems has experienced a higher ratio of completed online sales ("look-to-book" or "close" ratio) than is currently being realized by Internet travel competitors and that certain operational efficiencies may be realized since multiple online customers are capable of being serviced by a single agent. The Company considers a "look" to be a unique online shopper who requests an airfare. 800 Travel Systems seeks to capitalize on various technologies to provide a unique and easy means for the customers to find low airfares on the Internet and to interface the website with the SABRE electronic booking system and database. Once online customers purchase tickets, the tickets are printed at 800 Travel Systems' Tampa reservation center and delivered by overnight courier to customers or an "electronic ticket" is made available at the airline's ticket counter. In addition to accessing the Company's traditional reservation services, customers will use online travel related services to make better informed travel purchase decisions such as destination guides, mapping and weather services, vacation and cruise packages

Stand-Alone Online Operations. In April 2000, 800 Travel Systems launched a joint venture with SABRE whereby the Company's existing human interactive website was integrated with a "stand-alone" website. In January 2001, the Company determined to concentrate its efforts and resources on the interactive website, and accordingly, the stand-alone booking functionality was suspended. The Company may choose to offer the stand-alone booking functionality again in the future when strategically advantageous.

Independent Remote Agent Operations. In August 2000, 800 Travel Systems announced the merger of a newly formed, wholly owned subsidiary of the Company with Prestige Travel Systems, Inc., a full service travel company with a nationwide network of approximately 1,500 independent remote travel agents and the websites www.CruiseBrokers.com and www.TourBrokers.com, that specialize in discount cruise and tour vacations.

OUR MARKETING AND SALES

Overview. The Company's marketing strategy is to build its brand name to improve customer awareness; to communicate its B2B initiative; to develop loyalty programs to better serve the Company's customers; to add new customers to the Company's database; and to pursue complementary revenue opportunities by leveraging the Company's distribution capabilities, travel expertise, compelling content and customer database.

Consumer Marketing. 800 Travel Systems believes the important drivers of its business are the ability to attract visitors to its websites, call centers and independent remote agents, the ability to convert those visitors into purchasing customers and the ability to convert first time purchasers into repeat customers. The Company evaluates alternatives to attract new visitors to its websites and call centers by increasing its brand enhancement efforts and promotional advertising, both online and where appropriate in traditional television, radio and print media, and by continuing to work with influential press and industry analysts. 800 Travel Systems' strategy to convert visitors into purchasers includes its online interactive customer service, offering a combination of broad purchase related promotions, increased emphasis on merchandising of available offers and increased efforts to work with travel suppliers to offer greater selection and quality of travel inventory. 800 Travel Systems converts first time purchasers to repeat customers by focusing on enhanced customer satisfaction and offering unique online travel services. The Company has the ability to maintain a proprietary customer database comprised of demographic profiles, customer preferences, shopping and buying patterns and other key customer attributes. This data will enable the Company to create and quickly implement marketing programs targeted to specific customer segments. In addition, the Company plans to regularly communicate with its customers through targeted, relevant e-mail.

Online Co-Branded Business Sales. 800 Travel Systems is developing relationships with strategic business partners who seek a cost effective way to add travel products to their online content without compromising their own brand awareness.

Travel Service Providers. 800 Travel Systems is formulating a strategy and evaluating alternatives to target online and traditional travel service providers who desire to outsource any part or all of their travel operations.

TECHNOLOGY

During 2000, 800 Travel Systems began hiring internal information technology
(IT) employees. The Company believes this was necessary to support its anticipated growth strategy. The Company's IT staff is working with strategic technology partners to ensure that technological enhancements will continue to differentiate our website and call centers from those of our competitors. Our goal is to maintain a cost-effective, reliable, scalable and secure environment for consumers to plan and purchase travel and for businesses to receive travel services. Specifically, the new IT staff's immediate priority is to enhance corporate infrastructure and secondarily, to pursue software development initiatives using modern program languages such as Java and eXtensible Mark-up Language (XML).

In January 2001, utilizing its new internal IT staff, 800 Travel Systems announced the launch of its new corporate website www.800TravelSystems.com. The Company has contracted with Aperian to host its new corporate website as well as host future in-house development initiatives. Aperian operates several data centers across the United States, including one based in Tampa, Florida that services the Company. Aperian's servers are connected with the high capacity Internet backbones of Genuity (GNI) and WorldCom (UUnet) which allows them to bypass the bottlenecks and slowdowns of the local loop infrastructure, and enable increased efficiencies and cost reductions. In addition, 800 Travel Systems' IT staff maintains relational databases containing information compiled from customer profiles, shopping patterns and sales data. The Company has developed, and continues to develop, techniques for analyzing the information in this database to develop targeted marketing programs, to provide personalized and enhanced customer service and to take advantage of short-term opportunities in the travel marketplace. The Company's complex databases were designed to be scaleable to permit large transaction volumes with no significant software changes. In most circumstances, capacity is increased through the addition of new servers or the addition of processing boards to existing servers. In further utilization of its new IT staff, the Company continues to expand its data communications capacities and anticipates continuing to do so in the future to support anticipated increased growth. The Company currently maintains a dedicated Internet connection at its

Tampa and San Diego locations with Cisco Internet firewalls to protect its internal systems. In addition, corporate file and email servers have been installed to enhance interoffice communications, utilizing a secure virtual private network (VPN) between the Tampa and San Diego locations. All credit card transactions are processed using encryption and authentication technology, including public key cryptography technology and secure socket layer technology.

e-Business Interactive Solutions, Inc. ("EIS") on behalf of 800 Travel Systems, has contracted with Exodus to provide substantially all of our Internet systems, software and hardware for the current interactive website. The Exodus Network is today one of the largest internet protocol ("IP") networks in the world. The Exodus Network achieves its greatest strength with one of the industry's most comprehensive sets of public and private network interconnects. With a high concentration in private connections with major internet service providers ("ISPs") and telecommunication providers, Exodus provides superior speed and dependability by way of these greatly preferred private routes.

An Application Service Provider ("ASP") model supports 800 Travel Systems' Internet initiative and allows the Company to leverage the Internet as a quick, efficient and relatively inexpensive product and services distribution model for both our B2C and B2B initiatives. Our booking engines' three-tier architecture allows us to connect to each of the four major computer reservations systems:
Worldspan, Sabre, Apollo and Amadeus, giving our website the ability to choose which computerized reservation system to support. The ASP applications are highly scalable and built on industry standard architectures such as IBM's X-architecture and Sun's Java 2 Enterprise Edition (J2EE) as well as industry recognized best practices for software design. X-architecture is a design blueprint which leverages existing, innovative IBM technologies to build the most powerful, scalable and reliable Intel processor based servers. J2EE is an open-architecture supported by multiple vendors and deployable on multiple platforms. The three-tier hardware/software designs allows for one of the highest levels of scalability, performance and reliability available for distributed client server solutions. It also allows to seamlessly integrate heterogeneous environments, such as Sun and Microsoft application servers with Oracle and IBM databases on various hardware platforms and operating environments.

The Company has chosen the SABRE system as its reservation system. SABRE is a world leader in the electronic distribution of travel related products and services and is a leading provider of information technology solutions for the travel and transportation industry. SABRE's electronic booking system and database contains flight schedules, availability, and published fare information for more than 700 airlines, 50 auto rental companies, 45,000 hotel properties, and dozens of railways, tour companies, passenger ferries, and cruise lines located throughout the world. Through the SABRE reservations system, 800 Travel Systems is able to offer approximately 65 million published airfares, including those of all major domestic and international commercial airlines. In May 1999, 800 Travel Systems entered into a five-year agreement pursuant to which it subscribes to the SABRE system at its call center facilities. Under this agreement, SABRE provides 800 Travel Systems with segment incentives, the software, technical support and other services the Company needs to access SABRE in return for a minimum commitment of sales volume. This agreement was amended in November 1999, whereby SABRE made its reservation system available to the Company's customers via inclusion on the Company's website. In addition, the Company entered into a development agreement with SABRE to enable the reservation system to interface with 800 Travel's other operational systems (collectively referred to as "stand-alone" booking) which was subsequently terminated when the Company suspended its use of the stand-alone booking functionality in January 2001. In December 2000, 800 Travel Systems entered into a new five-year subscriber agreement with SABRE containing terms and conditions substantially similar to the May 1999 agreement as amended and accordingly, the May 1999 agreement is of no further force or effect.

In July 1998, 800 Travel Systems entered into an agreement with ZA, Inc., a predecessor business of EIS, to develop its interactive, integrated website. The online interactive agent component of 800 Travel's website was the result of this initial agreement, which the Company believes was a cost effective way of initiating its Internet business. In 1999, the Company furthered its development relationship with EIS, as the successor in interest to ZA, Inc., to significantly enhance the capabilities of the online agent interactive component which included the ability to ultimately interface such functionality with the online reservation system provided by SABRE and integrated with 800 Travel's other operational systems.

While the Company has attempted to negotiate development, maintenance and licensing agreements with EIS in conjunction with the joint development of the agent interactive software as well as website maintenance and hosting, the Company has been unable to enter into definitive written agreements to date. The Company continues to work with EIS and make monthly payments to EIS for maintenance and other services provided by EIS. The Company is simultaneously attempting to perform certain website maintenance and modifications in-house in order to minimize its payments to EIS and enhance its ability to improve its web site operation. With this ability, the Company will be able to quickly and efficiently modify the appearance and content of its web site as well establish links to other sites pursuant to marketing agreements and alliances. Since it is unclear whether the Company will ultimately be able to successfully and satisfactorily conclude its negotiations with EIS with respect to any definitive written development, maintenance or licensing agreements for the jointly developed agent interactive software and related technological support, the Company has begun to expend additional capital resources to ensure its ability to provide the agent interactive services on a cost effective and beneficial basis, which may include incurring the added expenses associated with operating redundant interactive websites.

COMPETITION

The travel services market is rapidly evolving and intensely competitive and we expect such competition to continue to intensify in the future. We compete on the basis of operations, service, merchandising, reliability, amount and accessibility of information and breadth of products and services offered. We make available to our customers a wide range of products and prices offered by our travel suppliers. The Company competes primarily with traditional travel agency reservation methods, online travel reservation services and specialized high volume call center travel agencies. The traditional travel agencies are highly fragmented, with few nationally recognized brands. In the online travel services market, several competitors maintain similar commercial websites, such as Expedia (operated by Microsoft Corporation), Travelocity (majority owned by SABRE Inc., a majority owned subsidiary of American Airlines), CheapTickets.com, Cendant Corporation, TravelWeb (operated by Pegasus), Internet Travel Network, and Biztravel.com (operated by Rosenbluth Travel) among others. Several traditional travel agencies, including larger travel agencies such as American Express Travel Related Services Co. Inc., Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial websites offering online travel services. CheapTickets and Travel Services International operate high volume call center based operations. Additionally, Priceline.com operates a website that allows users to bid on airline tickets and hotel rooms.

In addition to the traditional travel agency channel, most travel suppliers also sell their services directly to customers, predominantly by telephone. As the market for online travel services grows, the Company believes that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies and travel industry information providers, will increase their efforts to develop services that compete with the Company's services. Most major airlines, car rental companies and hotel chains offer travel services directly through their own websites, including travel services from other travel suppliers, eliminating the need to pay commissions to third parties such as the Company. These travel suppliers include many suppliers with which we do business. In particular, five airline suppliers, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines, have launched a direct-distribution website named "Orbitz. Moreover, Northwest Airlines has recently announced that it will not pay commissions for air travel booked on the Internet through stand-alone booking.

PROPRIETARY RIGHTS

The Company regards its name, logos, phone numbers, copyrights, service marks, trademarks, domain names, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with the Company's employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of certain of its key trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks or copyrighted material, to third parties.

On January 12, 1998, 800 Travel Systems received a letter from Travel 800, LLC, a wholly-owned subsidiary of Travel Services International, Inc. ("Travel"), stating that 800 Travel Systems' use and advertisement of its "1-800-LowAirFare" mark and corresponding number infringes upon certain proprietary rights of Travel and requested that 800 Travel Systems cease and desist from continued use and advertisement of such mark and number. On or about April 27, 1998, Travel filed with the Trademark Trial and Appeal Board of the United States Patent and Trademark

Office (the "Board") a Notice of Opposition (the "Opposition") opposing 800 Travel Systems' application for registration of the "1-800-LowAirFare" mark. The parties have reached a settlement in principal that is currently being documented. Pursuant to the settlement agreement, Travel will permit 800 Travel Systems, Inc. to continue to utilize the trademark and telephone number 1-800 LOW-AIRFARE in the operation of its business in return for the Company's payment of $20,000 in monetary consideration.

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

EMPLOYEES

In March 2001, the Company had 432 employees including 359 reservation agents and other call center employees, 36 operations support employees and 37 corporate and administrative employees. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success. 800 Travel has a policy of using performance based and equity based compensation programs to reward and motivate significant contributors among its employees. Competition for qualified personnel in the industry is intense. Given the nature of the Company's industry, a relatively constant amount of attrition is considered normal. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

All of the Company's employees are provided through professional employee leasing organizations. The leasing organizations are responsible for its employees' benefits and payroll reporting and processing. 800 Travel provides all necessary training. The services agreement between the Company and the leasing organizations may be terminated on 30 days' prior written notice in which case the Company believes a new professional employee leasing arrangement could be entered.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at its 33,000 square foot reservation center in Tampa, Florida. Our lease for this space expires in June 2008 with an option to renew for an additional five-year term. 800 Travel Systems operates a second 9,200 square foot reservation center in San Diego, California. Our lease for this space expires in December 2007 with an option to renew for an additional five-year term. Prestige occupies 3,300 square feet in a facility in Tampa, Florida. Our lease for this space expires in May 2001. 800 Travel Systems and Prestige lease these properties from unaffiliated third parties and believe that its existing facilities are adequate for its current needs and are sufficiently covered by insurance. The Company continually evaluates from time to time the possibility of expansion to other areas when strategically advantageous circumstances may exist to do so.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is involved in claims arising out of the ordinary cause of business, including but not limited to the following:

An action is pending in the King County Superior Court for the State of Washington entitled Trans West Communications, Inc. v. The Joseph Stevens Group, Inc., ("JSG"), Case Number 98-2-04446-2 SEA. The action was started against JSG after it had ceased to exist, having been previously merged into the Company. The action arose out of a dispute regarding JSG's alleged non-payment for certain telephone switching equipment it had purchased. A default judgment for approximately $386,000 was entered against JSG in May, 1999. The Company is seeking to have the default vacated and also believes it has substantial defenses to the underlying claim. The action is currently on appeal as to whether the Company has standing to participate therein to assert defenses as to the merits of the underlying breach of contract claim and as to certain procedural issues. If standing is found, the Court will then decide whether to vacate the default judgment which was entered against JSG. If that default judgment is vacated, the plaintiff could reinitiate the action against the Company, which would then assert its substantial defenses on the merits. If the Company is found to lack standing to participate by the appeals court, it believes that it will, as a result, have substantial defenses to any attempt by the plaintiff to enforce against the Company the default judgment previously taken against JSG.

On March 24, 2000, the Company was sued in the 134th District Court of Dallas County, Texas in a matter styled First London Securities Corporation v. 800 Travel Systems, Inc. a/k/a I Fly (Case No. 00-02222), in which the Plaintiff, who was the Company's managing underwriter for the Company's initial public offering in January 1998, maintains that it was unable to exercise its rights under a particular Underwriting Agreement and a particular Representative's Warrant Agreement. Plaintiff's petition seeks to recover allegedly unrealized profits of no less than $377,343.75 and as much as $1,716.085.90, plus interest, attorney's fees and court costs. On March 14, 2001, the Plaintiff and the Company entered into an Initial Settlement Agreement under which the Plaintiff and the Company also executed a new Warrant Agreement. These two documents provided for the Company's payment of $60,000 in monetary consideration and the Company's issuance of new warrant certificates exercisable for shares of the Company's common stock at $1.5626 per share, as well as the cancellation of the warrant certificates previously issued under the Underwriting Agreement and the Representative's Warrant Agreement referenced above. In the event that the registration statement related to the shares underlying the new warrants is not declared effective by the SEC by a certain date, which is subject to adjustment, the Company will then be obligated under the Initial Settlement Agreement to issue additional new warrant certificates. In the event that a registration statement related to the shares underlying the new warrants is still not filed and subsequently declared effective by the SEC by a later certain date, the Plaintiff may elect to retain the new warrant certificates and additional new warrant certificates, or to surrender all of those new certificates back to the Company and to proceed to trial on the underlying claims asserted in the pending litigation. In that event, management of the Company intends a vigorous defense of these claims. If the registration is completed by that later date, or if the Plaintiff nonetheless elects to retain the new warrant certificates and additional new warrant certificates, the litigation will be dismissed with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

800 Travel Systems' Common Stock and Warrants are traded in the NASDAQ SmallCap Market under the symbols IFLY and IFLYW, respectively and on the Boston Stock Exchange under the symbols IFL and IFLW, respectively. The following sets forth the high and low closing bid prices for the Common Stock and Warrants on the NASDAQ SmallCap Market for the periods indicated from January 1, 1999 to December 31, 2000 as reported by the National Association of Securities Dealers Automated Quotation System. Such prices represent prices between dealers without adjustment for retail mark ups, mark downs, or commissions and may not necessarily represent actual transactions.

                                                              1999                               2000
                                                  High               Low                 High              Low
                                                 ------             -----               -----             -----
COMMON STOCK
First quarter                                    14.500             4.875               4.000             2.188
Second quarter                                    8.313             3.969               2.625             1.313
Third quarter                                     4.719             2.688               2.250             1.531
Fourth quarter                                    6.000             1.625               1.625             0.563

                                                              1999                               2000
                                                  High               Low                 High              Low
                                                 ------             -----               -----             -----
WARRANTS
First quarter                                     8.313             2.125               1.531             0.781
Second quarter                                    3.563             1.000               1.000             0.500
Third quarter                                     1.750             0.875               0.750             0.438
Fourth quarter                                    2.375             0.625               0.500             0.125

On March 20, 2001, the closing bid prices of the Common Stock and the Warrants, as reported by NASDAQ, were $0.813 and $0.188, respectively. As of March 20, 2001 there were approximately 70 record owners of the Common Stock. The number of record holders does not reflect the number of beneficial owners of the Common Stock for whom shares are held by banks, brokerage firms and others. Based on information requests received from representatives of such beneficial owners, management believes that as of March 20, 2001 there were approximately 3,700 beneficial holders of the Common Stock.

DIVIDENDS

To date, 800 Travel Systems has neither declared nor paid any dividends on its Common Stock nor does 800 Travel Systems anticipate that such dividends will be paid in the foreseeable future. Rather, 800 Travel Systems intends to retain any earnings to finance the growth and development of its business. Any payment of cash dividends on its Common Stock in the future will be dependent, among other things, upon 800 Travel Systems' earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant. In addition, restrictive covenants contained in a recent financing agreement preclude payment of dividends.

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

OVERVIEW

800 Travel Systems, Inc. and its wholly-owned subsidiary Prestige Travel Systems, Inc. referred to herein as "the Company", "we", "our", "us", "800 Travel Systems", "800 Travel" is a leading direct marketer of travel related services, focused primarily on providing leisure air and cruise reservation services. The Company provides low-priced air and cruise line tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers, through its websites on the World Wide Web (at www.LowAirfare.com, www.CruiseBrokers.com and www.TourBrokers.com) and through its nationwide network of approximately 1,500 independent remote travel agents. A distinguishing feature of the www..LowAirfare.com website is its ability to connect live reservation agents directly with on-line travel consumers in an instant messaging format that allows consumers to book air travel, on-line, in real time. The Company operates two reservation centers, one in Tampa, Florida and the other in San Diego, California 7 days a week throughout the year. Also in Tampa, Florida, the Company operates its cruise and remote agent fulfillment center. As a result of its agreements to sell discounted tickets with air and cruise lines directly, as well as other ticket suppliers, the Company is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel is currently a broker for tickets, it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory.

The Company generates revenues principally from (i) commissions on air and cruise travel reservations and other travel related services including override commissions on reservations the Company books on certain air and cruise lines,
(ii) segment incentives under its contract with SABRE, and (iii) service fees that it charges its customers. The Company markets its services by (i) advertising in Yellow Pages directories across the United States, (ii) advertising on the Internet with banner ads and keywords, (iii) initiating sales efforts to businesses that desire travel fulfillment services, and (iv) enrolling independent remote travel agents.

In January 1999, 800 Travel Systems began to broaden its ticket distribution by offering online booking at "www.LowAirfare.com." Internet bookings as a percentage of total gross reservations for year ended December 31, 2000 and 1999 were approximately 13.0%, and 3.2%, respectively. 800 Travel Systems expects online gross reservations and online revenues to represent an increasing percentage of gross reservations and revenues in future periods. To differentiate itself from the competition, the Company's website was designed to have online human interaction capabilities. The desired result from the Company's Internet initiative is to increase completed Internet sales in a cost effective manner by providing travel reservations through human interaction over the Internet to business to business (B2B) and business to consumer (B2C) customers. In April 2000, the Company announced the completion of certain enhancements to its website whereby the Company's existing human interactive website was integrated with a "stand-alone" website. As a result of the Company's evaluation of the productivity of the stand-alone booking functionality when compared to the Company's agent interactive website, the stand-alone booking functionality was suspended in January 2001 so the Company could concentrate and focus its efforts and resources on the agent interaction capabilities. The Company may choose to offer the stand-alone booking functionality in the future when it is strategically advantageous to do so. The Company's interactive website is experiencing an approximate 16% completed sales ratio (look-to-book ratio) which compares favorably to the e-commerce industry average of approximately 5%. The Company considers a "look" to be a unique online shopper who requests an airfare. In addition, this technology enables the Company's experienced reservation agents to handle up to eight online customers at once as each online customer progresses through the online booking process.

In August 2000, 800 Travel Systems acquired Prestige Travel Systems, Inc. ("Prestige"). Prestige is a full service travel company, headquartered in Tampa, Florida that operate websites specializing in discount cruise and tour vacations at www.CruiseBrokers.com and www.TourBrokers.com. In addition, Prestige has developed a nationwide network of approximately 1,500 independent remote travel agents who serve to generate travel bookings through Prestige, on a nonexclusive, pre-negotiated, revenue sharing arrangement. Consideration for this transaction included a combination of cash and stock from 800 Travel. The addition of cruise reservations from the Prestige merger reflects the furtherance of the Company's strategic plan to expand its services to offer cruise, hotels and auto rentals in addition to discount airfares.

Net earnings for the year ended December 31, 2000 were negatively impacted from the Internet initiative by approximately $275,000. While the online operation had no material adverse affect on net earnings for the year ended December 31, 1999, the Company expects online revenues and expenses to increase in the future. Net earnings for the year ended December 31, 2000 were negatively impacted from the additional costs and compensation for new executives and consultants associated with the continued implementation of the Company's growth strategy by approximately $908,000. In addition, net earnings for the year ended December 31, 2000 were negatively impacted by $214,000, excluding attorney fees, resulting from a one-time charge taken with respect to the First London lawsuit.

Gross reservations represent the aggregate retail value of the tickets sold to consumers, including delivery and service fees charged by the Company and taxes and impact fees levied on the behalf of various authorities. For comparative purposes, it is important to recognize that certain other travel companies report their gross reservations as revenues. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the year ended December 31, 2000 and 1999 were $88,311,292 and $77,436,614 respectively. Substantially all of the gross reservations are generated from air and cruise line ticket sales. As previously disclosed, airline commissions were reduced in October 1999 and continue to negatively impact revenues to the extent that such reduced commissions are not able to be offset by increases in service fees charged to customers. The Company anticipates being able to offset future commission reductions by negotiating non-published fares directly with the airline carriers to which a mark up paid by the consumer could be earned by the Company. Moreover, Northwest Airlines has recently announced that it will no longer pay commissions for air travel booked on the Internet through stand-alone booking.

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

Set forth below for the periods indicated are the revenues as a percentage of gross reservations and operating expenses, other income and net earnings as a percentage of revenues for year ended December 31, 2000 and 1999, respectively.

                                                                                Year Ended
                                                                               December 31,
                                                                         ---------------------------
                                                                          2000                  1999
                                                                         ------                -----
              Revenues
                   Commissions                                              8.2%*                9.9%*
                   Ticket delivery and service fees                         6.7                  5.9
                                                                         ------                -----
                   Total Revenue                                           14.9%                15.8%
                                                                         ======                =====
              Operating Expenses
                  Employee costs                                           57.1%**              49.6%**
                  SG & A, Other                                            57.9                 50.8
                                                                         ------                -----
                   Total Operating Expenses                               115.0%               100.4%
                                                                         ------                -----
              Loss from Operations                                        (15.0)%               (0.4)%
              Other Income                                                  0.5 %                0.9%
                                                                         ------                -----
              Net Earnings                                                (14.5)%                0.5%
                                                                         ======                =====

              * Revenues as a percentage of gross reservations.
              ** Expenses as a percentage of revenues.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues. Revenues increased $.9 million, or 7.8%, to $13.1 million for the year ended December 31, 2000. This increase was due to approximately $.5 million resulting from the Prestige merger and the remainder from increases in the average revenue per air ticket sold and the volume of air tickets sold. The average revenue per ticket increased as increased service fees charged to customers and commissions related to the new contract with 800 Travel Systems' reservation system provider were partially offset by a reduction in commissions paid by airlines. Revenues as a percentage of gross reservations decreased to 14.9% for the year ended December 31, 2000 from 15.8% for the year ended December 31, 1999. This decrease was primarily due to the increased percentage of Internet bookings, since the Company recorded lower service fees on such bookings when compared to its call center bookings. The Company currently earns the same amount of commissions and segment incentives on Internet and call center bookings. Gross reservations booked for the year ended December 31, 2000 increased $10.9 million or 14.0% to $88.3 million. This increase was due to approximately $4.1 million resulting from the Prestige merger and the remainder from increases in the price and volume of tickets sold.

Revenues through call centers decreased $.7 million or 5.4% to $11.3 million for the year ended December 31, 2000. This decrease primarily resulted from a decreased volume of tickets sold and was partially offset by increases in the average revenue per air ticket sold. The volume of tickets sold through the call centers decreased primarily from a reduction in telephone calls received from Yellow Page advertising and was partially offset by an increase in telephone calls received from fulfillment sales efforts. The reduction in telephone calls received was primarily due to increased competitive pressures from Internet-based, on-line travel agencies and airlines selling directly to customers on-line. When compared to prior year, 800 Travel anticipates the volume of telephone calls from Yellow Page advertising to continue to decline, however the Company believes this decline is slowing and may level off in the near future. To improve the volume of telephone calls 800 Travel intends to increase and/or reallocate advertising dollars to new marketing programs and initiatives. Gross reservations booked through call centers for the year ended December 31, 2000 decreased $2.2 million or 3.0% to $72.7 million. This decrease primarily resulted from a decreased volume of tickets sold and was partially offset by increases in the price of tickets sold.

Revenues from Internet bookings (which consist of bookings made online with the assistance of an agent and stand-alone bookings) increased $1.1 million or 552.4% to $1.3 million (or 9.9% of total revenues) for the year ended December 31, 2000. Gross reservations from Internet bookings for the year ended December 31, 2000 increased $9.0 million or 363% to $11.5 million. This increase resulted primarily from increases in the volume of and average revenue per tickets sold. 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods. Stand-alone bookings represented an immaterial part of the revenues earned from Internet bookings.

Operating expenses. Operating expenses, which include $.5 million and $.2 million resulting from the Prestige merger and the 1st London lawsuit, respectively, increased $2.9 million, or 23.5%, to $15.1 million for the year ended December 31, 2000. Operating expenses as a percentage of revenues increased 14.6% to 115.0%. Employee costs increased $1.5 million to $7.5 million (or 57.1% of revenues) for the year ended December 31, 2000 from $6.0 million (or 49.6% of revenues) for the year ended December 31, 1999. This increase resulted primarily from the Prestige merger, new corporate personnel hired to implement the Company's growth strategy and the addition of reservation agents. Other selling, general and administrative ("SG&A") expenses increased $1.4 million to $7.6 million (or 57.9% of revenues) for the year ended December 31, 2000 from $6.2 million (or 50.8% of revenues) for the year ended December 31, 1999. This increase resulted primarily from the First London lawsuit, increases in advertising, depreciation, technology and software maintenance, legal and consulting expenses and were partially offset by decreases in telephone expenses. This decrease resulted primarily from a new telecommunications contract that became effective in October 2000. In addition, the Company expects to reduce certain professional fees by having its existing employees perform these services in the future.

Income taxes. No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $.3 million for the year ended December 31, 2000 primarily as a result of a net loss that was offset by depreciation and amortization expenses, decreases in commissions receivable and increases in accounts payable and accrued liabilities. For the year ended December 31, 1999 net cash provided by operating activities was $.6 million primarily as a result of net earnings, depreciation and amortization expenses and increases in accounts payable and unearned revenues and offset by an increase in commissions receivables.

Net cash used in investing activities was $1.0 million for the year ended December 31, 2000 primarily as a result of the purchase of computer hardware and software, software development costs incurred in connection with the Company's Internet and technological initiatives and the merger with Prestige Travel. For the year ended December 31, 1999, net cash used in investing activities was $.8 million primarily as a result of software development costs incurred in connection with the Company's Internet and technological initiatives.

Net cash used by financing activities was $147,394 for the year ended December 31, 2000 primarily as a result of principal payments on debt. For the year ended December 31, 1999 net cash used by financing activities was $8,522 primarily as a result of principal payments on debt.

While the Company has attempted to negotiate development, maintenance and licensing agreements with EIS in conjunction with the joint development of the agent interactive software as well as website maintenance and hosting, the Company has been unable to enter into definitive written agreements to date. The Company continues to work with EIS and make monthly payments to EIS for maintenance and other services provided by EIS. The Company is simultaneously attempting to perform certain website maintenance and modifications in-house in order to minimize its payments to EIS and enhance its ability to improve its web site operation. With this ability, the Company will be able to quickly and efficiently modify the appearance and content of its web site as well establish links to other sites pursuant to marketing agreements and alliances. Since it is unclear whether the Company will ultimately be able to successfully and satisfactorily conclude its negotiations with EIS with respect to any definitive written development, maintenance or licensing agreements for the jointly developed agent interactive software and related technological support, the Company has begun to expend additional capital resources to ensure its ability to provide the agent interactive services on a cost effective and beneficial basis, which may include incurring the added expenses associated with operating redundant interactive websites.

In January 2001, the Company entered into a $1.8 million term note agreement ("Term Note Agreement"), with a strategic vendor. In February 2001 the Company borrowed $1.8 million under the Term Note Agreement. The Term Note Agreement matures in January 2006 and is payable in sixty equal consecutive monthly installments beginning one month from funding the advance and such payments will be offset by certain amounts due the Company from the strategic vendor. This agreement pays interest at the Prime Rate plus 2.5% and requires that we maintain certain financial ratios and contains limitations on, among other things, our ability to incur additional indebtedness, pay dividends and make acquisitions without the vendor's permission. The Term Note Agreement is secured by substantially all of the assets of the Company.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of 800 Travel Systems' operations. In anticipation of the Company's longer-term capital requirements, the Company currently has made plans to seek to raise between $1 million and $2 million of additional private equity capital. 800 Travel Systems has budgeted approximately $2 million for capital expenditures for computer hardware and software purchases and upgrade and telecommunication equipment which it expects to make over the next 12 months, provided the Company is able to raise additional capital or obtain, to the extent available, acceptable vendor financing. 800 Travel Systems will need to seek to sell additional equity or debt securities or obtain credit lines from financial institutions to meet its longer-term liquidity and capital requirements. There is no assurance that 800 Travel Systems will be able to obtain additional capital or financing in amounts or on terms acceptable to 800 Travel Systems, if at all or on a timely basis. The sale of equity securities or convertible debt securities would result in additional dilution to 800 Travel Systems' shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. Annually, the effect of SAB 101 is not significant to the Company's financial statements. However, due to the nature of the agreement with the reservation system provider (see Note 8), the Company will not record revenue until a minimum booking threshold is obtained which the Company believes will occur in the fourth quarter of each year. The Company is currently negotiating with its reservation system provider to set quarterly booking thresholds which will allow the Company to record the revenues from the bookings each quarter. Prior to SAB 101, the Company accrued revenue as bookings were made.

In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

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

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES. OUR FUTURE OPERATING RESULTS MAY NOT BE PROFITABLE.

         We have been operating for less than four years and during that time we have generated a significant accumulated operating loss. There can be no assurance that we will be able to operate profitably, particularly if we seek to expand through acquisitions or the addition of new Internet services. We only recently initiated our online operations and, accordingly, our prospects in this field must be considered in light of the difficulties encountered in any new business. These risks include our failure to:

         - attract additional travel suppliers and consumers to our service

         -        maintain and enhance our brand

         -        expand our service offerings

         - operate, expand and develop our operations and systems efficiently

         -        maintain adequate control of our expenses

         -        raise additional capital

         -        attract and retain qualified personnel

         -        respond to technological changes

         -        respond to competitive market conditions

         -        operate at a profit

OUR LOSSES AND NEGATIVE CASH FLOWS MAY CONTINUE.

         We have incurred net losses and negative cash flows on both an annual and interim basis. For the year ended December 31, 2000, we had a net loss of $1,916,197 and we had a net decrease in cash of $911,894. We may continue to incur net losses for the foreseeable future and we cannot assure you that we will ever achieve, or if achieved, sustain profitability or generate positive cash flow. We expect our operating expenses to grow. These increased expenses will result primarily from our Internet initiatives, advertising and expansion of our operations. As a result, we will need to increase our revenues to become profitable. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

WE WILL NEED FUTURE CAPITAL.

         We expect to increase sales volumes by expanding our business with both our Internet initiatives as well as our traditional "bricks and mortar" call center operations. There can be no assurance that our revenues will increase as a result of our expansion efforts or even continue at their current levels. As we expend significant resources to expand our operations, it is possible that we would continue to incur losses and negative cash flow. It is likely that we will require additional capital to meet our capital requirements. There is no assurance that such capital will be available to us or, if available, be on terms acceptable to us. An increase in capital resulting from a capital raising transaction could result in dilution to existing holders of our common stock and adversely impact our stock price.

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

WE ARE SUBJECT TO ADJUSTMENTS IN AIRLINE COMMISSIONS WHICH COULD REDUCE OUR REVENUES.

         In October 1999, the major airlines announced reductions in the commissions they will pay traditional travel agents from approximately 8% to 5% and subject to a cap of $50.00 for domestic round trip ticket sales. In addition, many airlines have implemented a fixed-rate commission of $10.00 for domestic online round trip ticket sales. We anticipate continued downward pressure on airline commission rates. Such reductions and future reductions, if any, could have a material adverse effect on our operations. We may not be paid commissions by airlines for online agent assisted bookings on our web site. We also may not be able to impose service charges for our Internet services, which could adversely affect our future online revenues and earnings.

A DECLINE IN COMMISSION RATES OR THE ELIMINATION OF COMMISSIONS COULD REDUCE OUR REVENUES AND MARGINS.

         A substantial majority of our online revenues depends on the commissions paid by travel suppliers for bookings made through our call centers and through our online travel service. Generally, we do not have written commission agreements with most of our suppliers. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions which applies to all travel agencies. Travel suppliers are not obligated to pay any specified commission rate for customer bookings made online through our websites. We cannot assure you that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce our revenues and margins. For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In September 1997, the major United States airlines reduced the commission rate payable to traditional travel agencies from 10% to 5%. In 1997, the major United States airlines reduced the commission rate payable for online reservations from 8% to 5%. In addition, since 1998, many airlines have implemented a commission cap of $10.00 for domestic online round-trip ticket sales. Because a high percentage of our business relates to airline ticket sales, a further reduction in airline ticket commissions could reduce our revenues. In February 2001, Northwest Airline and its alliance partner KLM Royal Dutch Airline announced that effective March 1, 2001 they would eliminate its 5% commissions on US/Canada point of sale travel booked through the Internet.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE AND OPERATE OUR NEW CRUISE BUSINESS.

         We recently acquired Prestige in order to add cruise services to our service mix. We may not be able to successfully operate or integrate the cruise operation into our existing business. Integration of the cruise business may take longer and cost more than we anticipated.

RISKS RELATING TO THE AIRLINE INDUSTRY

         Developments in the airline industry may result in a decrease in the price of tickets or number of tickets we sell. Consolidation of airline carriers could adversely impact ticket prices, the available discounts on same as well as commission rates. Concerns about passenger safety or strikes may result in a decrease in passenger air travel and a consequent decrease in the number of tickets we sell. Airlines could offer similar online booking service that would compete with our agent assisted booking system. There can be no assurance that any such developments will not occur or that we will not be adversely affected by any such decrease in the level of passenger air travel.

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

         Our revenues will not grow as much as we anticipate if the market for our services does not continue to develop, our services do not continue to be adopted or consumers fail to significantly increase their use of the Internet as a tool in the process of buying airline tickets and other travel related products and services or opt to use competitors services or airline carriers Internet services directly. In order to achieve the acceptance of consumers, travel suppliers and advertisers, we will need to continue to make substantial investments in our technology. However, we cannot assure you that these investments will be successful. Our failure to make progress in these areas will harm the growth of our business.

WE MAY BE UNABLE TO DEVELOP NEW RELATIONSHIPS WITH STRATEGIC PARTNERS AND MAINTAIN OUR EXISTING RELATIONSHIPS.

         Our business depends on establishing and maintaining relationships with airlines, SABRE and others. As a result of our agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, we are able to charge our customers a service charge, while still offering low priced tickets. We cannot assure you that we will be able to establish new relationships, maintain existing relationships, charge service charges or offer low priced tickets. If we fail to establish or maintain these relationships, it could adversely affect our business.

         Our business model relies on relationships with travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. It is possible that travel suppliers may choose not to make their inventory of services, discounts and products available to us or through our online distribution. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory, either of which could significantly decrease the amount or breadth of our inventory of available travel offerings. Of particular note is the airline direct-distribution website, which is currently named "Orbitz." Orbitz was launched in 2001 and is reportedly owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. Forester Research reports that Orbitz is the only website for consumers to find unpublished special fares on these and at least 23 other airlines. If a substantial number of our airline suppliers collectively agree or choose to restrict their special fares solely to Orbitz, such action may have a material adverse affect on our business. Adverse changes in any of these relationships, whether due to Orbitz or otherwise, could reduce the amount of travel services which we are able to offer through our websites.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET WITH LOW BARRIERS TO ENTRY WHICH COULD HARM OUR BUSINESS.

         While the market for buying airline tickets and other travel related products and services on the Internet is relatively new and rapidly evolving, it is already competitive and characterized by entrants that may develop services similar to ours. Many of our existing online competitors, as well as our potential competitors, have longer operating histories on the Web, greater name recognition, higher amounts of user traffic and significantly greater financial, technical and marketing resources than we do. In addition, there are relatively low barriers to entry to our business. We do not have patents or other intellectual property that would preclude or inhibit competitors from entering the market. Moreover, due to the low cost of entering the market, competition may intensify and increase in the future. We compete against other online travel web sites, including those of airline carriers. We also compete with traditional methods used by travel agents to market airline tickets, including yellow pages, classified ads, travel brochures and other media advertising. This competition may limit our ability to become profitable or result in the loss of market share.

WE COMPETE WITH A VARIETY OF COMPANIES WITH RESPECT TO EACH PRODUCT OR SERVICE WE OFFER. THESE COMPETITORS INCLUDE:

         - Internet travel agents such as Travelocity.com, Expedia and American Express Interactive, Inc.;
         - local, regional, national and international traditional travel agencies;
         - consolidators and wholesalers of airline tickets, hotels and other travel products, including online consolidators such as Cheaptickets.com and Priceline.com and online wholesalers such as Hotel Reservations Network, Inc.;
         - airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites; and
         -        operators of travel industry reservation databases.

         In addition to the traditional travel agency channel, many travel suppliers also offer their travel services as well as third-party travel services directly through their own websites. These travel suppliers include many suppliers with which we do business. In particular, five airline suppliers, American Airlines, Continental Airlines, Delta Air Lines,

Northwest Airlines and United Air Lines, have launched a direct- distribution website, currently named "Orbitz," in 2001. Forester Research reports that Orbitz is the only website for consumers to find unpublished weekly special fares on at least 23 other airlines. Suppliers also sell their own services directly to consumers, predominantly by telephone. As the market for online travel services grows, we believe that travel suppliers, traditional travel agencies, travel industry information providers and other companies will increase their efforts to develop services that compete with our services by selling inventory from a wide variety of suppliers. We cannot assure you that our online operations will compete successfully with any current or future competitors.

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

         Our sales affiliates and employees are generally not subject to non-competition agreements. In addition, our business model does not involve the use of a large amount of proprietary information. As a result, we are subject to the risk that our sales affiliates or employees may leave us and may work for competitors or may start competing businesses. The emergence of these enterprises would further increase the level of competition in our market and could harm our growth and financial performance.

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

WE MAY NOT BE ABLE TO ATTRACT AND EXPAND OUR ONLINE TRAFFIC.

         We believe that establishing, maintaining and enhancing our websites is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services increases the importance of establishing and maintaining brand recognition. Many of these Internet sites already have well-established brands in online services or the travel industry generally. Promotion of our websites will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, to the extent capital resources are available, we intend to increase our spending on marketing and advertising with the intention of expanding the recognition of our websites to attract and retain online users and to respond to competitive pressures. However, we cannot assure you that these expenditures will be effective to promote our brands or that our marketing efforts generally will achieve our goals.

IF WE ARE UNABLE TO INTRODUCE AND SELL NEW PRODUCTS AND SERVICES, OUR BUSINESS COULD BE ADVERSELY EFFECTED.

         We need to broaden the range of travel products and services and increase the availability of products and services that we offer in order to enhance our service. We will incur substantial expenses and use significant resources trying to expand the range of products and services that we offer. However, we may not be able to attract sufficient travel suppliers and other participants to provide desired products and services to our consumers. In addition, consumers may find that delivery through our service is less attractive than other alternatives. If we launch new products and services and they are not favorably received by consumers, our reputation, business and the value of our brands could be adversely effected.

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

A FAILURE IN THE PERFORMANCE OF OUR WEB HOSTING FACILITY SYSTEMS COULD HARM OUR BUSINESS AND REPUTATION.

         We depend upon a third party Internet service provider to host and maintain our websites. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our websites or a decrease in responsiveness of our websites' service could result in reduced revenue, and could be harmful to our reputation and brands. Our Internet service provider does not guarantee that our Internet access will be uninterrupted, error free or secure. Any disruption in the Internet service provided by such provider could significantly harm our business. In the future, we may experience interruptions from time to time. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service. Our Web servers must be able to accommodate a high volume of traffic and we may in the future experience slower response times for a variety of reasons. If we are unable to add additional software and hardware to accommodate increased demand, this could cause unanticipated system disruptions and result in slower response times. The costs associated with accommodating such increased demand may exceed the revenues the increased demand may generate. Ticket buyers may become dissatisfied by any system failure that interrupts our ability to provide access or results in slower response time and thereby not return to our sites.

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

         Our call center computer and communications hardware is provided under a leasing arrangement and is located at the respective centers in Tampa, Florida and San Diego, California. If either call center experiences a disaster that interrupts service, inbound telephone calls can be re-routed to the other center. Substantially all of our current Internet computer and communications hardware is provided by Exodus and is located at Exodus' New York Internet data center. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We currently do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite the implementation of network security measures by us, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. Recently, California electrical power services providers have experienced difficulties in meeting the electricity demands of the citizens and accordingly, announced that rolling blackouts may occur during the summer as electricity needs peak. There can be no assurance that our California call center will not be adversely affected by such blackouts should they occur.

OUR INTERNET SOFTWARE DEVELOPMENT EFFORTS MAY NOT SUCCEED.

         We are in the process of working to enhance and expand our business and opportunities through the use of the Internet and we are exposed to various risks and uncertainties related to our arrangements or agreements with third parties for the co-development or development of software systems for use in conjunction with our Internet initiatives. Such risks and uncertainties include but are not limited to the following: (i) we may expend significant funds for co-development or development of software that exceed the benefits, if any, ultimately derived from such software or the benefits that could be derived from less expensive software available from other sources; (ii) any software co-developed by us or developed for us may be functionally or technologically obsolete by the time co-development or development is completed; (iii) the timetables necessary to attain the advantages anticipated from such co-development or development may not be achieved; (iv) others may develop similar software and make such software available to our competitors or our competitors may develop similar software or the software developed by others may have features and benefits beyond the capabilities of the software co-developed, licensed or otherwise utilized by us; (v) our rights with respect to any co-development or development arrangement may become the subject of disputes and may result in our not having any rights in or to such software and result in claims of violations of intellectual property rights which could result in significant prosecution or defense cost and the possibility of damages being assessed against us; and (vi) key individuals involved in connection with any software co-development arrangement with us could become unable to complete or continue the co-development, which could cause the co-development to end, or result in significant delays and increases in costs to continue or replace such co-development efforts or in maintaining or conducting fundamental daily modifications to our website and existing co-developed software.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BRANDS AND OUR BUSINESS.

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

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY GENERALLY COULD REDUCE OUR REVENUES.

         We rely on the health and growth of the travel industry. Travel is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce travel are likely to reduce our revenues. These may include:

         - price escalation in the airline industry or other travel-related industries
         -        increased occurrence of travel-related accidents

         -        airline or other travel-related strikes
         -        political instability
         -        regional hostilities and terrorism
         -        bad weather

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

RISKS RELATED TO THE INTERNET INDUSTRY

RAPID TECHNOLOGICAL CHANGES MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE COMPETITIVENESS OF OUR SERVICES.

         To remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our websites. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

         -        enhance our existing services;
         - develop and license new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers;
         - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

OUR ABILITY TO GENERATE BUSINESS DEPENDS ON CONTINUED GROWTH OF ONLINE COMMERCE.

         Our ability to generate business through our websites depends on continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet. Rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. We cannot assure you that the number of Internet users will continue to grow in general or with respect to our sites or that commerce over the Internet will become more widespread or that our sales will grow at a comparable rate. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons including but not limited to: (i) the lack of acceptable security technologies; (ii) the lack of access and ease of use; (iii) congestion of traffic; inconsistent quality of service and the lack of availability of cost effective, high speed service; (iv) potentially inadequate development of the necessary infrastructure; (v) governmental regulation and/or taxation; and (vi) uncertainty regarding intellectual property ownership or the enforcement of intellectual property rights.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY IMPACT THE MARKET PRICE OF THE COMMON STOCK.

         We are unable to predict the effect, if any, that future sales of Common Stock (or the potential for such sales) may have on the market price of the Common Stock prevailing from time to time. Future sales of substantial amounts of Common Stock in the public market, including those obtained from the exercise of the Warrants or Options, could impair our ability to raise capital through an offering of securities and may adversely affect the market price of the Common Stock.

THE COMPANY MUST MAINTAIN A CURRENT PROSPECTUS AND REGISTRATION STATEMENT IN ORDER FOR OUR PUBLIC WARRANTS TO BE EXERCISED BY THEIR HOLDERS.

         We must maintain an effective registration statement on file with the Commission before the holder of any of the Public Warrants may be redeemed or exercised. It is possible that we may be unable to cause a registration statement covering the Common Stock underlying the Public Warrants to be effective. It is also possible that the

Public Warrants could be acquired by persons residing in states where we are unable to qualify the Common Stock underlying the Public Warrants for sale. In either event, the Public Warrants may expire unexercised, which would result in the holders losing all the value of their investment in the Public Warrants. There can be no assurance that we will be able to maintain an effective registration statement covering the issuance of Common Stock upon redemption or exercise of the Public Warrants. If we are unable to maintain an effective registration for the issuance of Common Stock upon redemption of exercise of the Public Warrants, we may be subject to claims by the Public Warrant holders.

OUR COMMON STOCK PRICE AND WARRANT PRICE MAY BE VOLATILE.

         The market price for our Common Stock and Warrants are likely to be highly volatile and are likely to experience wide fluctuations in response to factors including the following:

-        actual or anticipated variations in our quarterly operating results
- announcements of technological innovations or new services by us or our competitors
-        changes in financial estimates by securities analysts
-        conditions or trends in the Internet or online commerce industries
- changes in the economic performance or market valuations of other Internet, online commerce or travel companies
- announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments
-        additions or departures of key personnel
- release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock
-        potential litigation
-        adverse announcements by our competitors

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

ITEM 7.  FINANCIAL STATEMENTS

See Index to Financial Statements, beginning on Page F-1

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement under the headings "Voting Securities and Principal Security Holders."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Company's Proxy Statement under the heading "Certain Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit                            Description
-------                            -----------

2.1       --      Agreement and Plan of Reorganization between 800 Travel
                  Systems, Inc., 800 Travel Acquisition Sub, Inc., Prestige
                  Travel Systems, Inc., Anita K. LaScala, Ron LaScala and
                  Kimberly D. LaScala, dated August 21, 2000. (Schedules (or similar attachments) have been omitted and the Registrant
                  agrees to furnish supplementally a copy of any omitted
                  schedule to the Securities and Exchange Commission upon
                  request.) (7)
3.1       --      Amended and Restated Certificate of Incorporation (1)
3.2       --      Amended and Restated Bylaws (1)
4.1       --      1997 Stock Option Plan (1)
4.2       --      1998 Stock Option Plan (2)
4.3       --      2000 Stock Option Plan (7)
10.1      --      Lease dated February 10, 1996 between JFJ Real Estate L.P.
                  and 800 Travel Systems (1)
10.2      --      Airlines Reporting Corporation ("ARC") Agent Reporting
                  Agreement (1)
10.3      --      Letter dated March 6, 1996 from ARC approving change of
                  ownership (1)
10.4      --      Subscriber Service Agreement dated November 27, 1995 between
                  800 Travel Systems and Payroll Transfers Interstate, Inc. (1)
10.5      --      Form of Employment Agreement between 800 Travel Systems and
                  Mark D. Mastrini (1)
10.6      --      Form of Employment Agreement between 800 Travel Systems and
                  Biagio Bellizzi (1)
10.7      --      Agreement of March 1, 1997 between 800 Travel Systems and
                  Global Discount Travel Services (1)
10.8      --      SABRE Subscriber Agreement dated May 1, 1999 between 800
                  Travel Systems and SABRE, Inc.(3)

10.9      --      Loan and Pledge Agreement dated April 1, 1999 between 800
                  Travel Systems and Mark D. Mastrini (3)
10.10     --      Deferred Compensation Agreement dated April 20, 1999 between
                  800 Travel Systems and Mark D. Mastrini (3)
10.11*    --      Phone Agreement dated August 24, 1999 between 800 Travel
                  Systems and AT&T (4)
10.12     --      Employment agreement dated September 16, 1999 between 800
                  Travel Systems and Robert B. Morgan (4)
10.13*    --      Amendment to SABRE Subscriber Agreement dated November 5,
                  1999 between 800 Travel Systems and SABRE, Inc. (5)
10.14*    --      Software Development Agreement dated November 5, 1999
                  between 800 Travel Systems and SABRE, Inc. (5)
10.15     --      Employment agreement dated November 22, 1999 between 800
                  Travel Systems and Peter M. Sontag (5)
10.16     --      Employment agreement dated November 5, 1999 between 800 Travel
                  Systems and Michael Gaggi (5)
10.17     --      Amendment to Employment Agreement dated November 23, 1999
                  between 800 Travel Systems and Mark D. Mastrini (5)
10.18     --      Agreement of Separation and Release dated June 5, 2000 between
                  800 Travel Systems and Mark D. Mastrini (6)
10.19     --      Consulting agreement dated June 5, 2000 between 800 Travel
                  Systems and Mark D. Mastrini (6)
10.20     --      Stock Option agreement dated June 12, 2000 between 800 Travel
                  Systems and Peter M. Sontag (8)
10.21     --      Employment agreement dated October 9, 2000 between 800 Travel
                  Systems and Robert B. Morgan (8)
10.22     --      Amendment to Employment agreement dated October 26, 2000
                  between 800 Travel Systems and Peter M. Sontag (8)
10.23     --      Amendment to Employment agreement dated October 26, 2000
                  between 800 Travel Systems and Michael Gaggi. (8)
10.24     --      Phone Agreement dated October 23, 2000 between 800 Travel
                  Systems and AT&T (8)
10.25     --      SABRE Subscriber Agreement and Amendment dated December 1,
                  2000 between 800 Travel Systems and SABRE, Inc.(8)
10.26             Term Note Agreement dated January 22, 2001 between 800 Travel
                  Systems and Sabre, Inc. (8)
21.0      --      Subsidiaries of 800 Travel Systems, Inc. (8)
23.1      --      Consent of Grant Thornton LLP (8)

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

(2) Incorporated by reference to 800 Travel Systems' Registration Statement on Form S-8 filed December 15, 1998.

(3) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed August 14, 1999.

(4) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed November 11, 1999.

(5) Incorporated by reference to 800 Travel Systems' Report on Form 10-KSB filed March 27, 2000.

(6) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed August 11, 2000.

(7) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed November 14, 2000.

(8)  Attached herein.

 * Portions of this exhibit are the subject of a confidential treatment request.


(b) Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 2001

                                800 TRAVEL SYSTEMS, INC.
                                (Registrant)


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

    SIGNATURE                                        TITLE                                               DATE
    ---------                                        -----                                               ----


/s/ PETER M. SONTAG                       Chief Executive Officer and Director                       March 26, 2001
-------------------
Peter M. Sontag                           Chairman of the Board

/s/ ROBERT B. MORGAN                      Chief Financial Officer,                                   March 26, 2001
--------------------                      Director , Treasurer and Secretary
Robert B. Morgan                          (principal accounting officer)

/s/ MICHAEL GAGGI                         Director                                                   March 26, 2001
-----------------
Michael Gaggi


/s/ L. DOUGLAS BAILEY                     Director                                                   March 26, 2001
---------------------
L. Douglas Bailey


/s/ VINCE VITTI                           Director                                                   March 26, 2001
---------------
Vince Vitti


/s/ ANTOINE TOFFA                         Director                                                   March 26, 2001
-----------------
Antoine Toffa

                                      INDEX


                                                                                                              PAGE
                                                                                                             NUMBER

FINANCIAL INFORMATION

Financial Statements

      Report of Independent Certified Public Accountants                                                        F-2

      Consolidated Balance sheets                                                                               F-3

      Consolidated Statements of Earnings                                                                       F-4

      Consolidated Statement of Stockholders' Equity                                                            F-5

      Consolidated Statements of Cash Flows                                                                     F-6

      Notes to Consolidated Financial Statements                                                                F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
800 Travel Systems, Inc.


We have audited the accompanying consolidated balance sheets of 800 Travel Systems, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 800 Travel Systems, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                         Grant Thornton LLP


Tampa, Florida
February 12, 2001

                           CONSOLIDATED BALANCE SHEETS


                                                                                                        December 31,
                                                                                           --------------------------------------
                                                                                                2000                     1999
                                                                                           -------------            -------------
                                                          ASSETS
CURRENT ASSETS
  Cash                                                                                     $   1,269,126            $   2,181,020
  Receivables, net                                                                               604,460                1,217,144
  Prepaids                                                                                        57,297                  166,986
                                                                                           -------------            -------------
     Total current assets                                                                      1,930,883                3,565,150

LEASEHOLD IMPROVEMENTS, EQUIPMENT AND COMPUTER
  SOFTWARE, net                                                                                2,257,684                1,799,050
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net                                     4,964,883                4,560,640

OTHER ASSETS
  Trademarks, net                                                                                295,632                  323,299
  Capitalized software                                                                            55,251                  387,007
  Related party receivables                                                                       19,225                    6,325
  Bonds, security deposits and other assets                                                       91,424                   70,700
                                                                                           -------------            -------------
     Total other assets                                                                          461,532                  787,331
                                                                                           -------------            -------------

     TOTAL ASSETS                                                                          $   9,614,982            $  10,712,171
                                                                                           =============            =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                                     $     133,454            $     135,901
  Accounts payable and accrued liabilities                                                       978,731                  646,150
  Accrued compensation                                                                           289,827                  311,898
  Unearned revenue                                                                               112,796                  100,529
                                                                                           -------------            -------------
     Total current liabilities                                                                 1,514,808                1,194,478

LONG-TERM DEBT - less current maturities                                                         139,777                  273,231
DEFERRED RENT                                                                                    178,685                  136,517
UNEARNED REVENUE                                                                                 292,595                  299,325
                                                                                           -------------            -------------
     Total liabilities                                                                         2,125,865                1,903,551
                                                                                           -------------            -------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued                           --                       --
  Common stock, $.01 par value, 20,000,000 shares authorized;
    7,895,536 and 7,616,296 shares issued and outstanding, respectively                           78,955                   76,163
  Additional paid-in capital                                                                  12,731,052               12,137,150
  Accumulated deficit                                                                         (5,320,890)              (3,404,693)
                                                                                           -------------            -------------
     Total stockholders' equity                                                                7,489,117                8,808,620
                                                                                           -------------            -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   9,614,982            $  10,712,171
                                                                                           =============            =============



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                                 Year Ended December 31,
                                                                                          --------------------------------------
                                                                                                2000                     1999
                                                                                           -------------            -------------
REVENUES
  Commissions                                                                              $   7,238,065            $   7,648,748
  Ticket delivery and service fees                                                             5,904,001                4,544,885
                                                                                           -------------            -------------
     Total revenues                                                                           13,142,066               12,193,633
                                                                                           -------------            -------------

OPERATING EXPENSES
  Payroll, commissions, and employee benefits                                                  7,503,300                6,048,545
  Telephone                                                                                    1,410,009                1,696,055
  Ticket delivery                                                                                854,898                  886,025
  Advertising                                                                                    937,323                  693,291
  General and administrative                                                                   4,412,184                2,914,752
                                                                                           -------------            -------------
     Total operating expenses                                                                 15,117,714               12,238,668
                                                                                           -------------            -------------

LOSS FROM OPERATIONS                                                                          (1,975,648)                 (45,035)

INTEREST INCOME, net                                                                              59,451                  103,990
                                                                                           -------------            -------------

(LOSS) EARNINGS BEFORE INCOME TAXES                                                           (1,916,197)                  58,955

PROVISION FOR INCOME TAXES                                                                            --                       --
                                                                                           -------------            -------------

NET (LOSS) EARNINGS                                                                        $  (1,916,197)           $      58,955
                                                                                           =============            =============

NET (LOSS) EARNINGS PER COMMON SHARE - BASIC                                               $        (.25)           $         .01
                                                                                           =============            =============

NET (LOSS) EARNINGS PER COMMON SHARE - DILUTED                                             $        (.25)           $         .01
                                                                                           =============            =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                                                          7,734,738                7,615,892
                                                                                           =============            =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - DILUTED                                                                        7,734,738                7,978,299
                                                                                           =============            =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                       Common Stock           Additional          Accumulated
                                             ------------------------          Paid-in             Retained
                                                Shares        Amount           Capital              Deficit              Total
                                             ---------        -------         ----------          -----------         -----------

BALANCE, DECEMBER 31, 1998                   7,597,096        $75,971        $ 12,067,342         $(3,463,648)        $ 8,679,665
  Exercise of warrants                           2,000             20              12,480                  --              12,500
  Exercise of stock options                     17,200            172              57,328                  --              57,500
  Net earnings                                      --             --                  --              58,955              58,955
                                             ---------        -------        ------------         -----------         -----------

BALANCE, DECEMBER 31, 1999                   7,616,296         76,163          12,137,150          (3,404,693)          8,808,620
  Common stock issued for services              50,000            500             249,500                  --             250,000
  Common stock issued for acquisition          229,240          2,292             355,895                  --             358,187
  Issuance cost for warrants                        --             --             (11,493)                 --             (11,493)
  Net loss                                          --             --                  --          (1,916,197)         (1,916,197)
                                             ---------        -------        ------------         -----------         -----------

BALANCE, DECEMBER 31, 2000                   7,895,536        $78,955        $ 12,731,052         $(5,320,890)        $ 7,489,117
                                             =========        =======        ============         ===========         ===========

                  The accompanying notes are an integral part
                    of this consolidated financial statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   Year Ended December 31,
                                                                                           --------------------------------------
                                                                                                2000                     1999
                                                                                           -------------            -------------
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings                                                                      $  (1,916,197)           $      58,955
  Adjustments to reconcile net (loss) earnings to net cash provided by operating activities, net of acquisition:
      Depreciation and amortization                                                              938,824                  465,341
      Loss on sale of fixed assets                                                                49,958                       --
      Receivables                                                                                610,967                 (715,589)
      prepaids and other assets                                                                  104,109                  132,301
      deferred rent                                                                               42,168                   60,876
      Unearned revenue                                                                             5,537                  399,854
      accounts payable and accrued liabilities                                                   439,897                  208,423
                                                                                           -------------            -------------

               Net cash provided by operating activities                                         275,263                  610,161
                                                                                           -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment                                              (570,863)                (173,079)
  Software development costs                                                                    (337,025)                (634,813)
  Cash paid for acquisition                                                                     (200,000)                      --
  Proceeds from sale of fixed assets                                                              68,125                       --
                                                                                           -------------            -------------


               Net cash used in investing activities                                          (1,039,763)                (807,892)
                                                                                           -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                                                    (135,901)                 (78,522)
  Issuance cost for warrants                                                                     (11,493)                      --
  Proceeds from exercise of options and warrants                                                      --                   70,000
                                                                                           -------------            -------------


               Net cash used in financing activities                                            (147,394)                  (8,522)
                                                                                           -------------            -------------

NET DECREASE IN CASH                                                                            (911,894)                (206,253)

CASH AT THE BEGINNING OF PERIOD                                                                2,181,020                2,387,273
                                                                                           -------------            -------------

CASH AT THE END OF PERIOD                                                                  $   1,269,126            $   2,181,020
                                                                                           =============            =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                                             $      35,505            $       3,523
                                                                                           =============            =============

      Income taxes                                                                         $          --            $          --
                                                                                           =============            =============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

For the year ended December 31, 2000:

1) The Company transferred $668,781 of capitalized software to fixed assets.

2) The Company, in conjunction with an employment agreement with its former CEO, issued 50,000 shares of common stock valued as of the date of such agreement at $250,000.

3) In August 2000, the Company completed an acquisition of Prestige Travel Systems, Inc. in exchange for a cash payment of $200,000, 229,240 shares of common stock valued at $358,000, and assumption of liabilities and acquisition costs of $148,000. The Company allocated approximately $620,000 of the purchase price to goodwill.


For the year ended December 31, 1999:

1) The Company transferred $645,000 of capitalized software to fixed assets.

2) The Company entered into a capital lease, which resulted in $401,000 of fixed asset additions.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

800 Travel Systems, Inc. is a leading direct marketer of travel related services, focused primarily on providing leisure air and cruise reservation services. The Company provides low-priced air and cruise line tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers, through its websites on the World Wide Web (at www.LowAirfare.com and www.CruiseBrokers.com) and through its nationwide network of approximately 1,500 independent remote travel agents. The Company was formed in November 1995 in Tampa, Florida to acquire certain of the assets and assume certain liabilities of 1-800-Low airfare, Inc. (the Predecessor Business), which occurred December 1, 1995. In August 2000, the Company acquired the assets and liabilities of Prestige Travel Systems, Inc. (Prestige) in a merger accounted for as a purchase.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of 800 Travel Systems, Inc. and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Leasehold Improvements, Equipment and Computer Software

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Equipment is stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets, three to ten years for both financial reporting purposes and on the accelerated method for tax purposes. Capitalized software for internal use is transferred to computer software and amortized over four years, when Management has deemed that the software is fully operational. Software costs are capitalized when the project stage is complete, management has authorized the project, and completion of the project is probable.

Excess of Cost Over Fair Value of Net Assets Acquired

The excess of cost over fair value of net assets acquired is amortized over a period of fifteen (15) to twenty-five (25) years. Accumulated amortization at December 31, 2000 and 1999 approximates $714,000 and $495,000, respectively.

Trademarks

The costs of the trademarks are being amortized using the straight-line method over their useful estimated lives of fifteen (15) years. Accumulated amortization at December 31, 2000 and 1999 approximates $119,000 and $92,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets

The Company periodically reviews the projected undiscounted cash flows for each business unit to determine whether or not there has been permanent impairment of its long-lived assets, including identifiable intangibles and goodwill, and records expenses for the amounts, if any, determined to be permanently impaired. No impairment exists for the years presented.

Revenue Recognition

Commission revenues are recognized when travel services are ticketed. Ticket delivery and service fees are recognized when the services are performed. As of December 31, 2000 and 1999, the allowance for bad debts was approximately $33,000 and $59,000, respectively. The Company believes that such allowance is adequate based upon review of the receivables as of December 31, 2000 and 1999.

Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

         Receivables, Accounts Payable and Accrued Expenses, and Notes Payable:
         The carrying amounts reported in the balance sheet for receivables, accounts payable and accrued expenses, and notes payable approximate their fair value due to their relatively short maturity.

         Long-Term Debt: the fair value of the Company's fixed-rate long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2000, the fair value of the Company's long-term debt approximated its carrying value.

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

Advertising

Advertising costs are charged to expense as incurred. for the periods ended December 31, 2000 and 1999, these costs amounted to approximately $937,000 and $693,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Based Compensation

The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". the Company has elected only the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", which requires that the Company disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted (see Note
10).

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share", which requires the presentation of basic and diluted earnings per share (see Note 4).

New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. Annually, the effect of SAB 101 is not significant to the Company's financial statements. However, due to the nature of the agreement with the reservation system provider (see Note 8), the Company will not record revenue until a minimum booking threshold is obtained which the Company believes will occur in the fourth quarter of each year. The Company is currently negotiating with its reservation system provider to set quarterly booking thresholds which will allow the Company to record the revenues from the bookings each quarter. Prior to SAB 101, the Company accrued revenue as bookings were made.

In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the prior year balances to conform to the current presentation.

NOTE 3 - BUSINESS COMBINATION

In August 2000, the Company acquired 100% of the common stock of prestige Travel Systems, Inc., in exchange for the issuance of 229,240 shares of its common stock and the cash payment of $200,000. The following summarizes the transaction:

          Purchase Price:
            Cash payment                                               $ 200,000
            Common stock                                                 358,187
                                                                       ---------
                                                                         558,187
                                                                       ---------
          Assets Acquired:
            Equipment                                                     31,798
            Other assets                                                  56,327
                                                                       ---------
                                                                          88,125
          Liabilities Assumed:
            Accounts payable, accrued liabilities and
            acquisition costs                                            150,613
                                                                       ---------
          Net liabilities assumed                                         62,488
                                                                       ---------
          Excess of purchase price over net liabilities assumed        $ 620,675
                                                                       =========

Pro forma financial information is not provided for Prestige due to its immateriality.

NOTE 4 - NET INCOME PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

                                                                      Year Ended December 31,
                                                                  ------------------------------
                                                                      2000              1999
                                                                  -----------       ------------
         Net (loss) earnings - (numerator)                        $(1,916,197)      $    58,955
                                                                  ===========       ===========
         Basic:
           Weighted average shares outstanding (denominator)        7,734,738         7,615,892
                                                                  ===========       ===========


           Net (loss) earnings per common share - basic           $      (.25)      $       .01
                                                                  ===========       ===========
         Diluted:
           Weighted average shares outstanding                      7,734,738         7,615,892
           Effect of dilutive options                                      --           362,407
                                                                  -----------       -----------

           Adjusted weighted average shares (denominator)           7,734,738         7,978,299
                                                                  ===========       ===========

           Net (loss) earnings per common share - diluted         $      (.25)      $       .01
                                                                  ===========       ===========

All warrants outstanding are excluded from the calculation of diluted weighted average shares, as they are anti-dilutive. As of December 31, 2000, all options outstanding are excluded from the calculation of diluted weighted average shares, as they are anti-dilutive. Options for 886,400 shares of common stock are excluded from the adjusted weighted average shares for the year ended December 31, 1999, as they are anti-dilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 5 - LEASEHOLD IMPROVEMENTS, EQUIPMENT, AND COMPUTER SOFTWARE

Leasehold improvements, equipment and computer software by major classification are as follows:

                                                                 December 31,
                                                       ------------------------------
                                                          2000                1999
                                                       -----------        -----------
         Computer software                             $ 1,318,781            631,562
         Telephone equipment                               660,374            408,605
         Computer equipment                                601,551            455,598
         Office equipment                                  462,315            442,117
         Leasehold improvements                            220,543            204,823
         Furniture and fixtures                            170,689            156,355
                                                       -----------        -----------
                                                         3,434,253          2,299,060
           Less accumulated depreciation                (1,176,569)          (500,010)
                                                       -----------        -----------

         Leasehold improvements, equipment and
           computer software, net                      $ 2,257,684        $ 1,799,050
                                                       ===========        ===========

Depreciation expense approximated $695,000 and $235,000 for the years ended December 31, 2000 and 1999, respectively.


NOTE 6 - NOTE PAYABLE AND LONG-TERM DEBT

At December 31, 2000 and 1999, long-term debt was as follows:

                                                                                        December 31,
                                                                              ---------------------------
                                                                                 200              1999
                                                                              ----------        ---------

         Capital lease, payable in monthly payments of $13,166
         through December 2002                                                $  273,231        $ 384,537

         Capital lease,  payable in monthly payments of $2,290 through
         November 2000                                                                --           24,595
                                                                              ----------        ---------
                                                                                 273,231          409,132
         Less current maturities                                                (133,454)        (135,901)
                                                                              ----------        ---------

                                                                              $  139,777        $ 273,231
                                                                              ==========        =========

Approximate maturities of long-term debt at December 31, 2000 are as follows:


                  2001                        $133,454
                  2002                         139,777
                                              --------
                                              $273,231
                                              ========


Interest expense totaled approximately $36,000 and $5,000 for the years ended December 31, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 6 - NOTE PAYABLE AND LONG-TERM DEBT - Continued

In January 2001, the company entered into a term note agreement with a strategic vendor. Under the terms of this agreement, the Company will have $1,800,000 of financing available that is payable in sixty equal consecutive monthly installments beginning one month from funding the advance and such payment will be offset by certain amounts due the Company from the strategic vendor. This agreement pays interest at the Prime Rate plus 2.5% and contains certain financial covenants regarding the current ratio, tangible net worth, and total liabilities to tangible net worth.


NOTE 7 - INCOME TAXES

Reconciliation of the Federal statutory income tax rate of 34% to the effective rate for the year ended December 31, is as follows:

                                                                       2000          1999
                                                                     -------        -------

        Federal statutory income tax rate                              34.00%         34.00%
        State taxes, net of Federal                                     3.60           3.60
        Excess of cost over fair value of net assets acquired          (3.40)        100.40
        Net operating loss carryforward                               (30.40)       (147.70)
        Other                                                          (3.80)          9.70
                                                                     -------        -------

                                                                          --             --
                                                                     =======        =======

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                  -------------------------------------
                                                      2000                    1999
                                                   ------------            ------------

        Deferred tax assets:
          Net operating loss carryforwards         $  2,607,000            $  2,027,000
          Deferred revenue                              152,000                 150,000
          Accrued expenses                               80,000                  92,000
          Allowance for bad debt                         12,000                  22,000
                                                   ------------            ------------
                                                      2,851,000               2,291,000
        Deferred tax liabilities:
          Software development costs                   (409,000)               (383,000)
          Depreciation expense                         (147,000)               (207,000)
          Goodwill amortization                         (57,000)                (46,000)
                                                   ------------            ------------
                                                      2,238,000               1,655,000
        Less:  valuation allowance                   (2,238,000)             (1,655,000)
                                                   ------------            ------------

                                                   $         --            $         --
                                                   ============            ============

At December 31, 2000, the Company had net operating loss carryforwards of approximately $7,000,000 and $5,500,000 for federal and state income tax purposes, respectively, that begin to expire in 2010.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The minimum future office rental commitment for leases approximates the following:


Year ending December 31,
         2001                                   $  380,564
         2002                                      396,145
         2003                                      406,162
         2004                                      421,731
         2005                                      427,296
         Thereafter                                542,411
                                                ----------
                                                $2,574,309
                                                ==========

Rent expense totaled approximately $491,000 and $448,000 for the years ended December 31, 2000 and 1999, respectively.

Phone Agreements

In September 2000, the company entered into an agreement with its telephone provider which provided an agreed upon rate for its services. This rate is based upon the Company reaching an annual minimum charge for its long-distance services. The Company anticipates reaching this annual minimum charge.

Agreements with Reservation System Provider

Effective December 1, 2000, the Company entered into a new five-year agreement with its reservation system provider. In doing so, the previous agreement was terminated and the unrecognized portion of the incentive payment will continue to be recognized ratably over the remaining life of the original contract. Pursuant to signing this new agreement, the reservation system provider paid 800 Travel Systems an additional incentive of $100,000 that is recorded as unearned revenue and will be recognized as revenue ratably over the life of the agreement. If 800 Travel Systems should terminate or be deemed in default upon the terms of this agreement, 800 Travel Systems agrees to repay this incentive in full.

The Company accrues revenue based upon the number of bookings made with the reservation system provider in accordance with SAB 101 (see Note 2) when a minimum number of annual bookings are obtained. As of December 31, 2000 and 1999, the Company has recorded approximately $842,000 and $546,000, respectively, of revenue based on the bookings.

Risks and Uncertainties

The Company is dependent upon the airline industry for the majority of its revenues and the Company's ability to quote air travel ticket prices, make reservations, and sell tickets is dependent upon the performance of the Sabre electronic travel reservation system.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES - Continued

Employment Agreements

As of December 31, 2000, the Company has employment agreements with six (6) executive and key employees, which include the following contract provisions:

         -        Aggregate initial base compensation of $845,000

         - Annual pay raises of five percent (5%) of base compensation plus the annual increase in the consumer price index

         - Agreements terminate between September 3, 2002 through December 31, 2003

         - Options to purchase 1,200,000 shares of the Company's common stock at prices ranging from $3.00 to $11.00 per share

Consulting Agreement

The Company has entered into an agreement with an outside consultant in July 1998, to supervise the development of the Company's recent interactive website. Costs capitalized related to this project were approximately $337,000 and $1,032,000 for the years ended December 31, 2000 and 1999, respectively. During 2000 and 1999, the Company transferred approximately $669,000 and $645,000 of capitalized software to fixed assets.

Litigation

An action is pending in the King County Superior Court for the State of Washington entitled Trans West Communications, Inc. v. The Joseph Stevens Group, Inc., ("JSG"), Case Number 98-2-04446-2 SEA. The action was started against JSG after it had ceased to exist, having been previously merged into the Company. The action arose out of a dispute regarding JSG's alleged non-payment for certain telephone switching equipment it had purchased. A default judgment for approximately $386,000 was entered against JSG in May, 1999. The Company is seeking to have the default vacated and also believes it has substantial defenses to the underlying claim. The action is currently on appeal as to whether the Company has standing to participate therein to assert defenses as to the merits of the underlying breach of contract claim and as to certain procedural issues. If standing is found, the Court will then decide whether to vacate the default judgment which was entered against JSG. If that default judgment is vacated, the plaintiff could reinitiate the action against the Company, which would then assert its substantial defenses on the merits. If the Company is found to lack standing to participate by the appeals court, it believes that it will, as a result, have substantial defenses to any attempt by the plaintiff to enforce against the Company the default judgment previously taken against JSG.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 8 - COMMITMENTS AND CONTINGENCIES - Continued

On March 24, 2000, the Company was sued in the 134th District Court of Dallas County, Texas in a matter styled First London Securities Corporation v. 800 Travel Systems, Inc. a/k/a I Fly (Case No. 00-02222), in which the Plaintiff, who was the Company's managing underwriter for the Company's initial public offering in January 1998, maintains that it was unable to exercise its rights under a particular Underwriting Agreement and a particular Representative's Warrant Agreement. Plaintiff's petition seeks to recover allegedly unrealized profits of not less than $377,343.75 and as much as $1,716,085.90, plus interest, attorney's fees and court costs. On March 14, 2001, the Plaintiff and the Company entered into an Initial Settlement Agreement under which the Plaintiff and the Company also executed a new Warrant Agreement. These two documents provided for the Company's payment of $60,000 in monetary consideration and the Company's issuance of new warrant certificates exercisable for shares of the Company's common stock at $1.5626 per share, as well as the cancellation of the warrant certificates previously issued under the Underwriting Agreement and the Representative's Warrant Agreement referenced above. In the event that the registration statement related to the shares underlying the new warrants is not declared effective by the SEC by a certain date, which is subject to adjustment, the Company will then be obligated under the Initial Settlement Agreement to issue additional new warrant certificates. In the event that a registration statement related to the shares underlying the new warrants is still not filed and subsequently declared effective by the SEC by a later certain date, the Plaintiff may elect to retain the new warrant certificates, and additional new warrant certificates, or to surrender all of those new certificates back to the Company and proceed to trial on the underlying claims asserted in the pending litigation. In that event, management of the Company intends a vigorous defense of these claims. If the registration is completed by that later date, or if the Plaintiff nonetheless elects to retain the new warrant certificates and additional new warrant certificates, the litigation will be dismissed with prejudice. The Company has accrued $214,000 regarding the First London Security litigation, based on the preliminary settlement.

The Company is engaged in other lawsuits in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.


NOTE 9 - STOCKHOLDERS' EQUITY

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 9 - STOCKHOLDERS' EQUITY - Continued

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


NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company has adopted the 1997, 1998, and 2000 Stock option Plans (collectively, the "Stock Option Plans") under which 1,000,000 shares of common stock have been reserved for issuance upon exercise of stock options for each plan. The Stock Option Plans are designed as a means to attract, retain and motivate qualified and competent persons who are key to the Company, including employees, officers and directors, and those upon whose efforts and judgment the success of the Company is largely dependent, through the encouragement of stock ownership in the Company by such persons.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 10 - STOCK OPTIONS AND WARRANTS - Continued

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

The following is a summary of all the stock option activity:

                                                                   Weighted
                                                                    Average
                                                    Stock        Exercise Price
                                                   Options         Per Share
                                                  ---------      -------------

          Outstanding as of December 31, 1998     1,315,000          $ 3.93
          1999 activity
            Granted                                 710,000          $ 3.87
            Exercised                               (17,200)         $ 3.34
            Expired or canceled                        (600)         $ 5.00
                                                  ---------          ------

          Outstanding as of December 31, 1999     2,007,200          $ 3.91
          2000 Activity
            Granted                                 780,000          $ 6.06
            Exercised                                    --              --
            Expired or canceled                     (87,500)         $ 4.13
                                                  ---------          ------

          Outstanding as of December 31, 2000     2,699,700          $ 4.53
                                                  =========          ======


The weighted average fair value of options granted during 1999 and 2000 on granted options whose exercise price exceeds the market price of the stock on the grant date is $.80 and $.81. There were no options granted during 2000 on granted options whose exercise price is less than the market price of the stock on the grant date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 10 - STOCK OPTIONS AND WARRANTS - Continued

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                    Weighted Average
                                                        Remaining          Weighted
          Range of                    Number        Contractual Life       Average
       Exercise Price              Outstanding           (Years)       Exercise Price
       --------------              -----------      ----------------   --------------

     Outstanding Shares
               $ 1.00                 200,000             6.00              $1.00
       $3.00 - $ 4.00               1,038,334             8.45              $3.06
       $5.00 - $ 5.50               1,061,367             8.07              $5.15
       $7.00 - $10.00                 399,999             9.46              $8.47

     Exercisable Shares
               $ 1.00                 200,000                               $1.00
       $3.00 - $ 4.00                 588,334                               $3.11
       $5.00 - $ 5.50                 878,034                               $5.10
               $10.00                  50,000                               $8.50

The following is a summary of all warrants activity:

                                                                        Range of       Weighted Average
                                                                        Per Share       Exercise Price
                                                     Warrants         Exercise Price      Per  Share
                                                    ---------         --------------   ----------------

          Outstanding at December 31, 1998          3,826,800          $5.25 - 7.98         $6.37
          1999 Activity
            Granted                                        --                    --            --
            Expired or canceled                            --                    --            --
            Exercised                                  (2,000)         $       6.25         $6.25
                                                    ---------

          Outstanding at December 31, 1999          3,824,800          $5.25 - 7.98         $6.34
          2000 Activity
            Granted                                        --                    --            --
            Expired or canceled                            --                    --            --
            Exercised                                      --                    --            --
                                                    ---------

          Outstanding at December 31, 2000          3,824,800          $5.25 - 7.98         $6.34
                                                    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 10 - STOCK OPTIONS AND WARRANTS - Continued

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


                                                                      2000               1999
                                                                  ------------        -----------
          Net (loss) earnings:
            As reported                                           $ (1,916,197)       $    58,955
            Pro forma                                             $ (2,815,994)       $  (135,655)

          Net (loss) earnings per common share - basic:
            As reported                                           $       (.25)       $       .01
            Pro forma                                             $       (.36)       $      (.02)

          Net (loss) earnings per common share - diluted:
            As reported                                           $       (.25)       $       .01
            Pro forma                                             $       (.36)       $      (.02)

The fair value of each option grant is estimated on the date of grant using the binomial option pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively, no dividend yields for both years; expected volatility of 90% and 43.1%; risk free interest rates of 5.75% and 5.92%; and expected lives of 3.0 and 3.0 years.

NOTE 11 - RELATED PARTY TRANSACTIONS

In July 1999, The Colonial Group, a company that is majority owned by a director and stockholder, agreed to provide investor-relations services to the Company for $3,000 per month. During 1999, $18,000 was recorded as expense under this agreement. This service agreement was terminated on January 1, 2000.

In April 1999, 800 Travel Systems entered into a $60,000 loan agreement and a $100,000 deferred compensation agreement with Mr. Mark Mastrini, then President and CEO of 800 Travel Systems. Pursuant to the terms of the loan agreement, the loan amount would be forgiven in two $30,000 installments if Mr. Mastrini was employed by 800 Travel Systems as of January 1, 2000 and 2001, respectively. In June 2000, Mark D. Mastrini resigned from the Company, the deferred compensation agreement was terminated, and the remaining outstanding loan balance of $30,000 is due to the Company according to the terms of the agreement. In June 2000, 800 Travel Systems entered into a consulting agreement for the term of 12 months with Mark D. Mastrini, under which $180,000 of fees will be paid and expensed over the life of the agreement. During 2000, $105,000 was recorded as expense under this agreement.

The Company provides office space to a business owned by the current Chief Executive Officer, as agreed to in his employment agreement. Annual costs of the Company amount to approximately $10,000. The Company also provides space and administrative support and charged fees to a company of which the current Chief Executive Officer is the Chairman.