Form 10QSB
period 2001-03-31
800 TRAVEL SYSTEMS INC
filed 2001-05-15
CIK 1039208

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to _____________

                         Commission file number 1-13271

                            800 TRAVEL SYSTEMS, INC.
                            ------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                             59-3343338
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     4802 Gunn Highway Tampa, Florida 33624
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (813) 908-0404


                                       N/A
                                       ---
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes |X|                  No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,895,536 shares of Common Stock, $.01 par value, were outstanding, as of April 30, 2001.

Transitional Small Business Disclosure Format (check one):

                      Yes |  |                No |X|

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,         December 31,
                                                                    2001               2000
                                                                -------------      -------------
                                                                 (unaudited)
                                               ASSETS
CURRENT ASSETS
  Cash                                                          $  2,097,097       $  1,269,126
  Receivables, net                                                   899,333            604,460
  Prepaids                                                            11,115             57,297
                                                                -------------      -------------
     Total current assets                                          3,007,545          1,930,883

LEASEHOLD IMPROVEMENTS, EQUIPMENT AND COMPUTER
  SOFTWARE, net                                                    2,091,633          2,257,684
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  ACQUIRED, net                                                    4,903,984          4,964,883

OTHER ASSETS
  Trademarks, net                                                    288,716            295,632
  Capitalized software                                               176,568             55,251
  Related party receivables                                           21,513             19,225
  Bonds, security deposits and other assets                          100,489             91,424
                                                                -------------      -------------
     Total other assets                                              587,286            461,532
                                                                -------------      -------------

     TOTAL ASSETS                                               $ 10,590,448       $  9,614,982
                                                                =============      =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                          $    425,743       $    133,454
  Accounts payable and accrued liabilities                           858,432            978,731
  Accrued compensation                                               222,662            289,827
  Unearned revenue                                                   112,800            112,796
                                                                -------------      -------------
     total current liabilities                                     1,619,637          1,514,808

LONG-TERM DEBT - less current maturities                           1,557,070            139,777
DEFERRED RENT                                                        179,884            178,685
UNEARNED REVENUE                                                     266,052            292,595
                                                                -------------      -------------
     Total liabilities                                             3,622,643          2,125,865
                                                                -------------      -------------

STOCKHOLDERS' EQUITY
  Common stock                                                        78,955             78,955
  Additional paid-in capital                                      12,879,785         12,731,052
  Accumulated deficit                                             (5,990,935)        (5,320,890)
                                                                -------------      -------------
     Total stockholders' equity                                    6,967,805          7,489,117
                                                                -------------      -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 10,590,448       $  9,614,982
                                                                =============      =============

              The accompanying notes are an integral part of these financial statements

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                             2001              2000
                                                          ------------      ------------
REVENUES                                                            (unaudited)
  Commissions                                             $ 2,115,304       $ 1,574,878
  Ticket delivery and service fees                          1,490,725         1,501,903
                                                          ------------      ------------
     Total revenues                                         3,606,029         3,076,781
                                                          ------------      ------------

OPERATING EXPENSES
  Employee costs                                            2,261,734         1,617,634
  Other selling, general and administrative expenses        2,008,495         1,554,819
                                                          ------------      ------------
     Total operating expenses                               4,270,229         3,172,453
                                                          ------------      ------------

LOSS FROM OPERATIONS                                         (664,200)          (95,672)

Interest (EXPENSES) income, net                                (5,845)           22,335
                                                          ------------      ------------

LOSS BEFORE INCOME TAXES                                     (670,045)          (73,337)


PROVISION FOR INCOME TAXES                                          -                 -
                                                          ------------      ------------

NET LOSS                                                  $  (670,045)      $   (73,337)
                                                          ============      ============

NET LOSS PER COMMON SHARE - BASIC                         $      (.08)      $      (.01)
                                                          ============      ============

                          - DILUTED                       $      (.08)      $      (.01)
                                                          ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC                                       7,895,536         7,616,296
                                                          ============      ============

              - DILUTED                                     7,895,536         7,616,296
                                                          ============      ============

        The accompanying notes are an integral part of these financial statements

                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                            Common Stock            Additional
                                       ------------------------       Paid-in          Accumulated
                                         Shares         Amount        Capital            Deficit          Total
                                       ------------   ---------     ------------      ------------    ------------
Balance, December 31, 1999               7,616,296    $ 76,163      $12,137,150       $(3,404,693)    $ 8,808,620

  Common stock issued for services          50,000         500          249,500                 -         250,000
  Common stock issued for acquisition      229,240       2,292          355,895                 -         358,187
  Issuance cost for warrants                     -           -          (11,493)                -         (11,493)
  Net loss                                       -           -                -        (1,916,197)     (1,916,197)
                                       ------------   ---------     ------------      ------------    ------------

Balance, December 31, 2000               7,895,536      78,955       12,731,052        (5,320,890)      7,489,117

  Warrants issued in settlement of
    litigation                                   -           -          154,000                -          154,000
  Issuance cost for warrants                     -                       (5,267)                           (5,267)
  Net loss (unaudited)                           -           -                -          (670,045)       (670,045)
                                       ------------   ---------     ------------      ------------    ------------

Balance, March 31, 2001(unaudited)       7,895,536    $ 78,955      $12,879,785       $(5,990,935)    $ 6,967,805
                                       ============   =========     ============      ============    ============

                   The accompanying notes are an integral part of these financial statements

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              Three Months Ended
                                                                                  March 31,
                                                                                  ---------
                                                                            2001              2000
                                                                        ------------      ------------
                                                                                 (unaudited)
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $  (670,045)      $   (73,337)
  Adjustments to reconcile net loss to net cash provided by
    operating activities, net of acquisition:
      Depreciation and amortization                                         266,509           186,499
      Receivables                                                          (294,873)         (186,218)
      Prepaid and other assets                                               34,022            63,065
      Deferred rent and unearned revenue                                    (25,340)          (15,274)
      Accounts payable and accrued liabilities                              (33,464)          162,359
                                                                        ------------      ------------

               Net cash (used in) provided by operating activities         (723,191)          137,094
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements and equipment                          (31,836)         (204,215)
  Software development costs                                               (121,317)          (15,108)
                                                                        ------------      ------------

               Net cash used in investing activities                       (153,153)         (219,323)
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                                (90,418)          (24,744)
  Proceeds from note                                                      1,800,000                 -
  Issuance cost for warrants                                                 (5,267)                -
                                                                        ------------      ------------

               Net cash provided by (used in) financing activities        1,704,315           (24,744)
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH                                             827,971          (106,973)

CASH AT THE BEGINNING OF PERIOD                                           1,269,126         2,181,020
                                                                        ------------      ------------

CASH AT THE END OF PERIOD                                               $ 2,097,097       $ 2,074,047
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                                          $    29,874       $     6,363
                                                                        ============      ============

NON CASH ACTIVITY

Warrants valued at $154,000 were issued as part of the settlement of litigation in 2001, which was accrued at December 31, 2000.


             The accompanying notes are an integral part of these financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (unaudited)

NOTE A:  BUSINESS AND BASIS OF PRESENTATION

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

                                                      Three Months Ended
                                                          March 31,
                                                          ---------
                                                     2001              2000
                                                 ------------      ------------

          Net loss - (numerator)                 $  (670,045)      $   (73,337)
          Basic:
          Average common shares outstanding
           (denominator)                           7,895,536         7,616,296
                                                 ============      ============
          Net loss per common share-basic        $      (.08)      $      (.01)
                                                 ============      ============
          Diluted:
          Average common shares outstanding        7,895,536         7,616,296

            Effect of dilutive options                     -                 -
                                                 ------------      ------------
          Adjusted average common shares
           (denominator)                           7,895,536         7,616,296
                                                 ============      ============
          Net loss per common share-diluted      $      (.08)      $      (.01)
                                                 ============      ============

All options and warrants outstanding for the three months ended March 31, 2001 and 2000 are excluded from the calculation of diluted weighted average shares as they are anti-dilutive.

NOTE C: NOTES PAYABLE AND LONG-TERM DEBT

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (unaudited)

NOTE D:  COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------

From time to time the Company is involved in litigation in the ordinary course of its business. Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation.

An action is pending in the King County Superior Court for the State of Washington entitled Trans West Communications, Inc. v. The Joseph Stevens Group, Inc., ("JSG"), Case Number 98-2-04446-2 SEA. The action was started against JSG after it had ceased to exist, having been previously merged into the Company. The action arose out of a dispute regarding JSG's alleged non-payment for certain telephone switching equipment it had purchased. A default judgment for approximately $386,000 was entered against JSG in May 1999. The Company is seeking to have the default vacated and also believes it has substantial defenses to the underlying claim. The action is currently on appeal as to whether the Company has standing to participate therein to assert defenses as to the merits of the underlying breach of contract claim and as to certain procedural issues. If standing is found, the Court will then decide whether to vacate the default judgment which was entered against JSG. If that default judgment is vacated, the plaintiff could reinitiate the action against the Company, which would then assert its substantial defenses on the merits. If the Company is found to lack standing to participate by the appeals court, it believes that it will, as a result, have substantial defenses to any attempt by the plaintiff to enforce against the Company the default judgment previously taken against JSG.

On March 24, 2000, the Company was sued in the 134th District Court of Dallas County, Texas in a matter styled First London Securities Corporation v. 800 Travel Systems, Inc. a/k/a I Fly (Case No. 00-02222), in which the Plaintiff, who was the Company's managing underwriter for the Company's initial public offering in January 1998, maintains that it was unable to exercise its rights under a particular Underwriting Agreement and a particular Representative's Warrant Agreement. Plaintiff's petition seeks to recover allegedly unrealized profits of no less than $377,343.75 and as much as $1,716,085.90, plus interest, attorney's fees and court costs. On March 14, 2001, the Plaintiff and the Company entered into an Initial Settlement Agreement under which the Plaintiff and the Company also executed a new Warrant Agreement. These two documents provided for the Company's payment of $60,000 in monetary consideration which was paid in March 2001 and the Company's issuance of new warrant certificates exercisable for 257,950 shares of the Company's common stock at $1.5626 per share, as well as the cancellation of 157,950 warrant certificates previously issued under the Underwriting Agreement and the Representative's Warrant Agreement referenced above. In the event that the registration statement related to the shares underlying the new warrants is not declared effective by the SEC by a certain date, which is subject to adjustment, the Company will then be obligated under the Initial Settlement Agreement to issue additional new warrant certificates exercisable to purchase 64,487 shares of common stock at $1.5626 per share. In the event that a registration statement related to the shares underlying the new warrants is still not filed and subsequently declared effective by the SEC by a later certain date, the Plaintiff may elect to retain the new warrant certificates and additional new warrant certificates, or to surrender all of those new certificates back to the Company and to proceed to trial on the underlying claims asserted in the pending litigation. In that event, management of the Company intends a vigorous defense of these claims. If the registration is completed by that later date, or if the Plaintiff nonetheless elects to retain the new warrant certificates and additional new warrant certificates, the litigation will be dismissed with prejudice.

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

OVERVIEW

800 Travel Systems, Inc. and its wholly-owned subsidiary Prestige Travel Systems, Inc. referred to herein as "the Company", "we", "our", "us", "800 Travel Systems", "800 Travel" is a leading direct marketer of travel related services, focused primarily on providing leisure air and cruise reservation services. The Company provides low-priced air and cruise line tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers, through its websites on the World Wide Web (at www..LowAirfare.com, www.CruiseBrokers.com and www.TourBrokers.com) and through its nationwide network of approximately 1,500 independent remote travel agents. A distinguishing feature of the www..LowAirfare.com website is its ability to connect live reservation agents directly with on-line travel consumers in an instant messaging format that allows consumers to book air travel, on-line, in real time. The Company has determined to concentrate its efforts and resources on an interactive web site rather than a fully automated ("stand-alone") reservation booking system, and may however choose to offer the stand-alone booking functionality in the future when strategically advantageous. The Company's interactive website is experiencing an approximate 16% completed sales ratio (look-to-book ratio) which compares favorably to the e-commerce industry average of approximately 5%. The Company considers a "look" to be a unique online shopper who requests an airfare. In addition, this technology enables the Company's experienced reservation agents to handle up to eight online customers at once as each online customer progresses through the online booking process. The Company operates two reservation centers, one in Tampa, Florida and the other in San Diego, California 7 days a week throughout the year. Also in Tampa, Florida, the Company operates its cruise and remote agent fulfillment center. As a result of its agreements to sell discounted tickets with air and cruise lines directly, as well as other ticket suppliers, the Company is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel is currently a broker for tickets, it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory.

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

Gross reservations represent the aggregate retail value of the tickets sold to consumers, including delivery and service fees charged by the Company and taxes and impact fees levied on the behalf of various authorities. For comparative purposes, it is important to recognize that certain other travel companies report their gross reservations as revenues. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the three months ended March 31, 2001 and 2000 were $24,349,036 and $21,066,066 respectively. Substantially all of the gross reservations are generated from air and cruise line ticket sales. As previously disclosed, airline commissions were reduced in October 1999 and continue to negatively impact revenues to the extent that such reduced commissions cannot be offset by increases in service fees charged to customers. The Company anticipates being able to offset future commission reductions by negotiating non-published fares directly with the airline carriers to which a mark up paid by the consumer could be earned by the Company. Moreover, Northwest Airlines has recently announced that it will no longer pay commissions for air travel booked on the Internet through stand-alone booking.

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

We have currently begun the process of reviewing our departments for cost reduction opportunities, and where appropriate, taking steps to accomplish this objective. However, to the extent the Company is unable to significantly enhance its revenue from operational and growth initiatives in the near term and the Company continues to incur operating losses, it may need to consider taking further actions, including, but not limited to, aggressively reducing the costs associated with its operations, which in turn could adversely impact its operations, growth and capital raising initiatives.

Set forth below for the periods indicated are the revenues as a percentage of gross reservations and operating expenses, other income and net earnings as a percentage of revenues for the three months ended March 31, 2001 and 2000, respectively.

                                              Three Months Ended
                                                  March 31,
                                        -----------------------------
                                          2001                2000
                                        ---------            --------
Revenues
     Commissions                             8.7 %   *           7.5 %    *
     Ticket delivery and service fees        6.1                 7.1
                                        ---------            --------
     Total Revenue                          14.8 %              14.6 %
                                        =========            ========
Operating Expenses
    Employee costs                          62.7 %   **         52.6 %    **
    SG & A, Other                           55.7                50.5
                                        ---------            --------
     Total Operating Expenses              118.4 %             103.1 %
                                        ---------            --------
Loss from Operations                      (18.4) %             (3.1) %

Other Income                               (0.2) %               0.7 %
                                        ---------            --------
Net loss                                  (18.6) %             (2.4) %
                                        =========            ========

* Revenues as a percentage of gross reservations.
** Expenses as a percentage of revenues.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES. Revenues increased $.5 million, or 17.2%, to $3.6 million for the three months ended March 31, 2001. This increase was due to approximately $.3 million resulting from the Prestige merger and the remainder from increases in the average revenue per air ticket sold and the volume of air tickets sold. The average revenue per air ticket increased primarily as the result of increased override commissions paid by airlines and service fees charged to customers and was partially offset by a decrease in ticket delivery fees charged to customers. Revenues as a percentage of gross reservations increased to 14.8% for the three months ended March 31, 2001 from 14.6% for the three months ended March 31, 2000. This increase primarily resulted from increased override commissions paid by airlines and was partially offset by increases in commissions from cruise and tours bookings since the Company earns a lesser percentage on such bookings. Gross reservations booked for the three months ended March 31, 2001 increased $3.3 million or 15.6% to $24.3 million. This increase was due to approximately $2.6 million resulting from the Prestige merger and the remainder from increases in the volume of tickets sold.

Revenues through call centers increased $.1 million or 4.1% to $2.9 million for the three months ended March 31, 2001. This increase primarily resulted from increases in the volume of and average revenue per air ticket sold. The volume of tickets sold through the call centers increased primarily from an increase in telephone calls received from fulfillment sales efforts and was offset by a reduction in telephone calls received from Yellow Page advertising. The reduction in telephone calls received was due to a variety of factors including but not limited to increased competitive pressures from Internet-based, on-line travel agencies, airlines selling directly to customers on-line and the general economic slowdown. When compared to the prior year, 800 Travel anticipates the volume of telephone calls from Yellow Page advertising to continue to decline, however the Company believes this decline is slowing and may level off in the near future. To improve the volume of telephone calls 800 Travel intends to increase and/or reallocate advertising dollars to new marketing programs and initiatives. The Company expects to continue to aggressively pursue initiatives intended to grow revenues. Specific programs designed to accomplish this objective include: tutoring of lower producing agents, continuing performace incentives for top producing agents, improving customer response times, implementation of on-line fulfillment, initiatives and increasing gross sales per agent and sales closing ratios. Gross reservations booked through call centers for the three months ended March 31, 2001 increased $.4 million or 2.1% to $18.6 million. This increase primarily resulted from an increased volume of tickets sold.

Revenues from Internet bookings, which consist entirely of bookings made online with the assistance of an agent, increased $.1 million or 40.9% to $.4 million (or 11.1% of total revenues) for the three months ended March 31, 2001. Gross reservations from Internet bookings for the three months ended March 31, 2001 increased $.3 million or 8.8% to $3.1 million. This increase resulted primarily from increases in the volume of tickets sold. To the extent the Company is successful with its efforts to improve its web site operations, 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses, which include $.4 million resulting from the Prestige merger, increased $1.1 million, or 34.6%, to $4.3 million for the three months ended March 31, 2001. Operating expenses as a percentage of revenues increased 15.3% to 118.4%. Employee costs increased $.7 million to $2.3 million (or 62.7% of revenues) for the three months ended March 31, 2001 from $1.6 million (or 52.6% of revenues) for the three months ended March 31, 2000. This increase resulted primarily from the Prestige merger, new corporate personnel hired to implement the Company's growth strategy and the addition of reservation agents. Other selling, general and administrative ("SG&A") expenses increased $.4 million to $2.0 million (or 55.7% of revenues) for the three months ended March 31, 2001 from $1.6 million (or 50.5% of revenues) for the three months ended March 31, 2000. This increase resulted primarily from the Prestige merger, increases in depreciation, marketing, telephone, legal and consulting expenses, as well as increased costs resulting from order administration mistakes and were partially offset by decreases in delivery expenses. This decrease resulted primarily from fewer customers requesting paper airline tickets which have a higher delivery cost to the Company. Instead, customers are choosing electronic tickets which have a lower delivery cost to the Company.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $.7 million for the three months ended March 31, 2001 primarily as a result of a net loss and increased receivables and was partially offset by depreciation and amortization expenses. For the three months ended March 31, 2000 net cash provided by operating activities was $.1 million primarily as a result of depreciation and amortization expenses and increases in accounts payable and accrued liabilities and was partially offset by a net loss and an increase in receivables.

Net cash used in investing activities was $.2 million for the three months ended March 31, 2001 primarily as a result of software development costs incurred in connection with the Company's Internet and technological initiatives. For the three months ended March 31, 2000, net cash used in investing activities was $.2 million primarily as a result of the purchase of computer hardware and software made in connection with the Company's Internet and technological initiatives.

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2001 primarily as a result of proceeds received from entering a term note agreement with a strategic vendor. For the three months ended March 31, 2000 net cash used by financing activities was $24,744 primarily as a result of principal payments on debt.

While the Company has attempted to negotiate development, maintenance and licensing agreements with various parties, in conjunction with the joint development of the agent interactive software as well as website maintenance and hosting, the Company has not been able to enter into definitive written agreements to date beyond an initial letter of intent. As a result of the foregoing, the Company commenced legal action against various parties with respect to its rights in the development, maintenance or licensing of the agent interactive software and related technological support. See Item 5, Other Information. While there can be no assurance of the ultimate outcome of such legal action, the Company initiated the legal action to secure and protect its rights. The Company expects that it will have to continue to make monthly payments for maintenance and other services during the pendency of the litigation and subject to events occurring in connection therewith. The Company is currently attempting to perform certain website maintenance and modifications in-house in order to minimize its monthly payments and enhance its ability to improve its web site operation. With this ability, the Company believes it will be able to quickly and efficiently modify the appearance and content of its web site as well as establish links to other sites pursuant to marketing agreements and alliances. The Company has expended, and will continue to expend, additional capital resources to the extent available, to ensure its ability to provide the agent interactive services on a cost effective and beneficial basis, which includes incurring the added expenses associated with developing and operating redundant interactive websites. While the Company currently believes that notwithstanding the legal action, and subject to events occurring with respect thereto, it will be able to continue offering the agent interactive capabilities. There can be no assurances that the Company will be able to maintain its existing agent interactive capabilities during the course of the litigation or that the redundant interactive websites will be able to perform such services, if at all, on a timely or cost effective basis. The inability of the Company to provide such agent interactive services could have a material adverse effect on its business.

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

Management believes that the existing cash will be sufficient to fund the capital and liquidity needs of 800 Travel Systems' operations through the end of the year. Thereafter, in anticipation of the Company's longer-term capital requirements, the Company currently plans to seek to raise between $1 million and $2 million of additional private equity capital. 800 Travel Systems has budgeted approximately $2 million for capital expenditures for computer hardware and software purchases and upgrades and telecommunication equipment which it expects to make over the next 12 months, provided the Company is able to raise additional capital or obtain, to the extent available, acceptable vendor financing. In the event operating losses continue and/or increase or future positive cash flows are not realized, the Company's available cash may not be sufficient and 800 Travel Systems will need to seek to sell additional equity or debt securities or obtain credit lines from financial institutions to meet its liquidity and capital requirements. There is no assurance that 800 Travel Systems will be able to obtain additional capital or financing in amounts or on terms acceptable to 800 Travel Systems, if at all or on a timely basis. If the Company is unable to obtain such financing, it would have to significantly reduce its costs, which may in turn adversely affect its operations. The sale of equity securities or convertible debt securities would result in additional dilution to 800 Travel Systems' shareholders.

New Accounting Pronouncements
-----------------------------

In December 1999, the Securities and Exchange Commission issued Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The effect of SAB 101 is not significant to the Company's financial statements since the Company has successfully negotiated with its reservation system provider to amend booking thresholds which allows the Company to record the revenues from the bookings each quarter. Prior to SAB 101, the Company accrued revenue as bookings were made.

SEASONALITY

         Based upon the results of its operations during 1999, 2000 and 2001 to date and its knowledge of the travel industry, 800 Travel Systems anticipates its business may be affected by seasonality. Travel bookings typically are lower in the months November through March and higher in April through October as consumers plan their vacations. In response, 800 Travel Systems will vary the number of agents on staff at any time. There can be no assurance that 800 Travel Systems may not have to take proactive steps to reduce its work force in response to seasonal fluctuations in the future. Notwithstanding 800 Travel Systems' efforts, the seasonality of the travel industry is likely to adversely impact 800 Travel Systems' business. Moreover, as a consequence of such seasonality and other factors, 800 Travel Systems' quarterly revenue and operating results will be difficult to forecast and period to period comparisons of results may not be relevant or informative.


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

         Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The terms "800 Travel Systems," "company," "we," "our," and "us" refer to 800 Travel Systems, Inc. The words "expect", "believe", "goal", "plan", "intend", "anticipate", "estimate", "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of 800 Travel Systems, our Directors or our Officers about 800 Travel Systems and the industry in which we operate, and assumptions made by management, and include among other items, (i) our strategies regarding growth, including our intention to further develop and improve our Internet capabilities and diversify revenues utilizing our call center operation and travel industry expertise; (ii) our financing plans; (iii) trends affecting our financial condition or results of operations including our expanded infrastructure and our continued operating losses; (iv) our ability to control operating costs and expenses and to meet our liquidity and other financing needs; (v) our ability to respond to changes in customer demand, including as a result of increased competition and the increase of Internet activity and vi) our ability to continue to provide the online agent interactive service and our litigation with respect to the agent interactive software development and maintenance. Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others, (i) general economic conditions, particularly those affecting fuel and other travel costs and their effect on the volume of consumer air travel; (ii) conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for strategic alliances in the travel and telemarketing areas; (iii) changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition from traditional and Internet based travel agencies, consolidators and the airlines themselves, changes in the commissions paid by airlines, and increased labor, marketing, computer software/hardware and telecommunications costs; (iv) the availability and capabilities of the SABRE electronic travel reservation system and ancillary software; (v) the success of our Internet initiatives including our litigation with respect to the agent interactive software development and maintanance;
(vi) changes in commission rates; (vii) the retention of our reservation agents and improved productivity of our reservation agents as they gain experience and utilize technological improvements; (viii) our rights to the use of software and other intellectual property and the potential for others to challenge and otherwise adversely affect or impair such rights; and (ix) other factors including those identified in our filings with the SEC including but not limited to information under the heading "Risk Factors" in the Form SB-2 Registration Statement and Prospectus for our initial public offering as amended from time to time, and the following risk factors:

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

OUR LOSSES AND NEGATIVE CASH FLOWS MAY CONTINUE.

         We have incurred net losses and negative cash flows on both an annual and interim basis. For the three months ended March 31, 2001, we had a net loss of $670,045 . We may continue to incur net losses for the foreseeable future and we cannot assure you that we will ever achieve, or if achieved, sustain profitability or generate positive cash flow. We expect our operating expenses to grow. These increased expenses will result primarily from our Internet initiatives, advertising and expansion of our operations. As a result, we will need to increase our revenues to become profitable. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

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

         Any reduction in performance, disruption in the Internet access or discontinuation of services provided by our Internet service provider, Sabre, Verizon and AT&T, or other telecommunications and software services provider, or any disruption in our ability to access the SABRE systems or our systems and software currently maintained by various third parties, could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our transaction processing systems and network infrastructure will be able to accommodate increases in traffic in the future, or that we will, in general, be able to accurately project the rate or timing of such increases or upgrade our systems and infrastructure to accommodate future traffic levels on our online sites. In addition, there can be no assurance that we will be able in a timely manner to effectively upgrade and expand our transaction processing systems or to successfully integrate any newly developed or purchased modules with our existing systems. There can be no assurance that we will successfully utilize new technologies or adapt our online sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards.

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

OUR INTERNET SOFTWARE DEVELOPMENT EFFORTS MAY NOT SUCCEED.

         We are in the process of working to enhance and expand our business and opportunities through the use of the Internet and we are exposed to various risks and uncertainties related to our arrangements or agreements with third parties for the co-development or development of software systems for use in conjunction with our Internet initiatives. Such risks and uncertainties include but are not limited to the following: (i) we may expend significant funds for co-development or development of software that exceed the benefits, if any, ultimately derived from such software or the benefits that could be derived from less expensive software available from other sources; (ii) any software co-developed by us or developed for us may be functionally or technologically obsolete by the time co-development or development is completed; (iii) the timetables necessary to attain the advantages anticipated from such co-development or development may not be achieved; (iv) others may develop similar software and make such software available to our competitors or our competitors may develop similar software or the software developed by others may have features and benefits beyond the capabilities of the software co-developed, licensed or otherwise utilized by us; (v) our rights with respect to any co-development or development arrangement may become the subject of disputes and may result in our not having any rights in or to such software and result in claims of violations of intellectual property rights which could result in significant prosecution or defense cost and the possibility of damages being assessed against us; (vi) key individuals involved in connection with any software co-development arrangement with us could become unable to complete or continue the co-development, which could cause the co-development to end, or result in significant delays and increases in costs to continue or replace such co-development efforts or in maintaining or conducting fundamental daily modifications to our website and existing co-developed software and vii) to the extent litigation arises with respect to such development efforts, including our existing litigation with respect to the online agent interactive software development and maintenance, there can be no assurance that we will be successful.

WE MAY INCUR SIGNIFICANT EXPENSES RELATED TO ONLINE AGENT INTERACTIVE SERVICES IF WE ARE NOT SUCCESSFUL IN OUR EXISTING LITIGATION.

         We have initiated legal action against various parties with respect to the online agent interactive capabilities of our website. There can be no assurances that we will be successful in such litigation or that during the pendency thereof we will be able to continue to offer online agent interaction as a component of our business. We may incur substantial costs associated with our efforts to continue providing online interactive agent services. The inability to provide the online agent interactive services could have a material adverse effect on our business and operations.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BRANDS AND OUR BUSINESS.

         We rely on a combination of trademark and copyright law and trademark protection. Despite our efforts, we cannot be sure that we will be able to secure our rights with respect to intellectual property or prevent misappropriation of our intellectual property. It is possible that litigation, in addition to the litigation between us and various parties with respect to the online agent interactive software development and maintenance, may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of our resources away from the operation of our business and the loss of our ability to use certain intellectual property.

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

OUR COMMON STOCK PRICE AND WARRANT PRICE MAY BE VOLATILE.

         The market price for our Common Stock and Warrants are likely to be highly volatile and are likely to experience wide fluctuations in response to factors including the following:

         o actual or anticipated variations in our quarterly operating results
         o announcements of technological innovations or new services by us or our competitors
         o        changes in financial estimates by securities analysts
         o conditions or trends in the Internet or online commerce industries
         o changes in the economic performance or market valuations of other Internet, online commerce or travel companies
         o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments
         o        additions or departures of key personnel
         o release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock
         o        potential litigation
         o        adverse announcements by our competitors

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

>From time to time the Company is involved in litigation in the ordinary course of its business. Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation.

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

On March 24, 2000, the Company was sued in the 134th District Court of Dallas County, Texas in a matter styled First London Securities Corporation v. 800 Travel Systems, Inc. a/k/a I Fly (Case No. 00-02222), in which the Plaintiff, who was the Company's managing underwriter for the Company's initial public offering in January 1998, maintains that it was unable to exercise its rights under a particular Underwriting Agreement and a particular Representative's Warrant Agreement. Plaintiff's petition seeks to recover allegedly unrealized profits of no less than $377,343.75 and as much as $1,716,085.90, plus interest, attorney's fees and court costs. On March 14, 2001, the Plaintiff and the Company entered into an Initial Settlement Agreement under which the Plaintiff and the Company also executed a new Warrant Agreement. These two documents provided for the Company's payment of $60,000 in monetary consideration which was paid in March 2001 and the Company's issuance of new warrant certificates exercisable for 257,950 shares of the Company's common stock at $1.5626 per share, as well as the cancellation of 157,950 warrant certificates previously issued under the Underwriting Agreement and the Representative's Warrant Agreement referenced above. In the event that the registration statement related to the shares underlying the new warrants is not declared effective by the SEC by a certain date, which is subject to adjustment, the Company will then be obligated under the Initial Settlement Agreement to issue additional new warrant certificates. In the event that a registration statement related to the shares underlying the new warrants is still not filed and subsequently declared effective by the SEC by a later certain date, the Plaintiff may elect to retain the new warrant certificates and additional new warrant certificates, or to surrender all of those new certificates back to the Company and to proceed to trial on the underlying claims asserted in the pending litigation. In that event, management of the Company intends a vigorous defense of these claims. If the registration is completed by that later date, or if the Plaintiff nonetheless elects to retain the new warrant certificates and additional new warrant certificates, the litigation will be dismissed with prejudice.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued securities during the period in the following private transaction which was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2):

In March 2001, the Company issued warrants to First London Securities Corporation ("First London") exerciseable for 257,950 shares of the Company's common stock at an exercise price of $1.5625 per share in connection with and subject to the terms of an initial settlement agreement entered into with respect to the litigation pending between First London and the Company. Under the terms of the initial settlement agreement, in order for the Company and First London to definitively settle the existing litigation the Company must meet certain additional conditions, which include registration of the resale of the common stock issuable upon exercise of the warrants. Should the Company fail to meet its registration obligation within a certain period of time, subject to adjustment, the Company will be obligated to issue additional warrants exerciseable for 64,487 shares of common stock at $1.5625 per share to First London. If a registration statement related to the common stock underlying the warrants issued to First London is ultimately not declared effective by a certain later date, First London may elect to return the warrants to the Company and proceed with a trial of the claims pending in the litigation, or retain the new warrants and dismiss the litigation.

ITEM 5.  OTHER INFORMATION

On or about May 10, 2001 the Company filed an action in the United States District Court for the Middle District of Florida in which the Company, as Plaintiff, seeks, among other things (i) damages from various defendants for breach of various agreements relating to the development and maintenance of the agent interactive software; and (ii) to establish its ownership and/or maintenance rights with respect to the agent interactive software. The Company also intends to seek interim injunctive relief against the defendants to require, among other things, the defendants to maintain the agent interactive software during the pendency of the case, and to take such action as may be necessary or desirable to allow for the transfer of the software code and other maintenance functions presently being provided by defendants to the Company. While the Company is confident in its position with respect to the agent interactive software and its entitlement to certain rights with respect thereto, there can be no assurance that the Company will ultimately prevail in the case or obtain a satisfactory injunction against the defendants. Furthermore, there can be no assurance that the Company will be able to continue to provide the services of the agent interactive software to its customers during the pendency of the case.

ITEM 6.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)      Exhibits: See Exhibit Index

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 2001


                         800 TRAVEL SYSTEMS, INC.
                         ------------------------
                         (Registrant)



                         By: /s/ Peter M. Sontag
                             -----------------------------------
                             Peter M. Sontag, Chief Executive Officer



                         By: /s/ Robert B. Morgan
                             -----------------------------------
                             Robert B. Morgan, Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit             Description
-------             -----------
4.4 Term Note Agreement dated January 22, 2001 between 800 Travel Systems and Sabre, Inc. (1)
10.26 Term Note Agreement dated January 22, 2001 between 800 Travel Systems and Sabre, Inc. (1)
10.27 Specimen Warrant Certificate and Form of Warrant Agreement dated March 13, 2001 between 800 Travel Systems and First London Securities Corporation.
99.1 Initial Settlement Agreement dated March 13, 2001 between 800 Travel Systems and First London Securities Corporation.

                  (1) Incorporated by reference to 800 Travel Systems' Report on Form 10-KSB filed March 30, 2001.