Form 10QSB
period 2001-06-30
800 TRAVEL SYSTEMS INC
filed 2001-08-14
CIK 1039208

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

| |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                          Yes |X|                  No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,895,536 shares of Common Stock, $.01 par value, were outstanding, as of July 31, 2001.

Transitional Small Business Disclosure Format (check one):

                          Yes | |                  No |X|

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                   -------------   -------------
                                                    (unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                             $    998,680    $  1,269,126
  Receivables, net                                      920,773         604,460
  Prepaid assets                                         25,974          57,297
                                                   -------------   -------------
     Total current assets                             1,945,427       1,930,883

LEASEHOLD IMPROVEMENTS, EQUIPMENT
  AND COMPUTER SOFTWARE, net                          2,056,235       2,257,684
EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED, net                                4,843,086       4,964,883
OTHER ASSETS
  Trademarks, net                                       301,577         295,632
  Capitalized software                                  513,648          55,251
  Related party receivables                                   -          19,225
  Bonds, security deposits and other assets              86,866          91,424
                                                   -------------   -------------
     Total other assets                                 902,091         461,532
                                                   -------------   -------------

     TOTAL ASSETS                                  $  9,746,839    $  9,614,982
                                                   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt             $    448,467    $    133,454
  Accounts payable and accrued liabilities              964,750         978,731
  Accrued compensation                                  388,327         289,827
  Unearned revenue                                      112,800         112,796
                                                   -------------   -------------
     Total current liabilities                        1,914,344       1,514,808

LONG-TERM DEBT - less current maturities              1,434,482         139,777
DEFERRED RENT                                           182,056         178,685
UNEARNED REVENUE                                        237,852         292,595
                                                   -------------   -------------
     Total liabilities                                3,768,734       2,125,865
                                                   -------------   -------------

STOCKHOLDERS' EQUITY
  Common stock                                           78,955          78,955
  Additional paid-in capital                         12,869,981      12,731,052
  Accumulated deficit                                (6,970,831)     (5,320,890)
                                                   -------------   -------------
     Total stockholders' equity                       5,978,105       7,489,117
                                                   -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  9,746,839    $  9,614,982
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                       ---------------------------   ---------------------------
                                                           2001           2000           2001           2000
                                                       ------------   ------------   ------------   ------------
                                                               (unaudited)                   (unaudited)
REVENUES
  Commissions                                          $ 2,078,982    $ 1,804,206    $ 4,194,286    $ 3,379,084
  Ticket delivery and service fees                       1,783,598      1,694,060      3,274,323      3,195,963
                                                       ------------   ------------   ------------   ------------
    Total revenues                                       3,862,580      3,498,266      7,468,609      6,575,047

OPERATING EXPENSES
  Employee costs                                         2,500,346      1,783,166      4,762,080      3,400,800
  Other Selling, general and administrative expenses     2,311,476      2,090,325      4,319,971      3,645,144
                                                       ------------   ------------   ------------   ------------
    Total operating expenses                             4,811,822      3,873,491      9,082,051      7,045,944
                                                       ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                      (949,242)      (375,225)    (1,613,442)      (470,897)

INTEREST INCOME (EXPENSES), NET                            (30,654)        13,070        (36,499)        35,405
                                                       ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES                                  (979,896)      (362,155)    (1,649,941)      (435,492)
PROVISION FOR INCOME TAXES                                       -              -              -              -
                                                       ------------   ------------   ------------   ------------

NET LOSS                                               $  (979,896)   $  (362,155)   $(1,649,941)   $  (435,492)
                                                       ============   ============   ============   ============

NET LOSS PER COMMON SHARE - BASIC AND
DILUTIED                                               $      (.12)   $      (.05)   $      (.21)   $      (.06)
                                                       ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED                   7,895,536      7,666,296      7,895,536      7,660,801
                                                       ============   ============   ============   ============

                   The accompanying notes are an integral part of these financial statements.

                                                       3

                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                Common Stock           Additional
                                        ----------------------------     Paid-in       Accumulated
                                            Shares         Amount        Capital         Deficit          Total
                                        -------------  -------------  -------------   -------------   -------------
BALANCE, DECEMBER 31, 1999                 7,616,296   $     76,163   $ 12,137,150    $ (3,404,693)   $  8,808,620
  Common stock issued for services            50,000            500        249,500               -         250,000
  Common stock issued for acquisition        229,240          2,292        355,895               -         358,187
  Issuance cost for warrants                       -              -        (11,493)              -         (11,493)
  Net loss                                         -              -              -      (1,916,197)     (1,916,197)
                                        -------------  -------------  -------------   -------------   -------------

BALANCE, DECEMBER 31, 2000                 7,895,536         78,955     12,731,052      (5,320,890)      7,489,117

  Warrants issued in settlement of
    litigation (unaudited)                         -              -        154,000               -         154,000
  Issuance cost for warrants (unaudited)           -              -        (15,071)              -         (15,071)
  Net loss (unaudited)                             -              -              -      (1,649,941)     (1,649,941)
                                        -------------  -------------  -------------   -------------   -------------

BALANCE, JUNE 30, 2001 (unaudited)         7,895,536   $     78,955   $ 12,869,981    $ (6,970,831)   $  5,978,105
                                        =============  =============  =============   =============   =============

                     The accompanying notes are an integral part of these financial statements.

                                                         4

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Six Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
                                                                   (unaudited)
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(1,649,941)   $  (435,492)
  Adjustments to reconcile net loss to net cash provided
    by operating activities, net of acquisition:
      Depreciation and amortization                            536,137        419,747
      Receivables                                             (316,313)       377,206
      Prepaid assets and other assets                           55,406        (24,001)
      Deferred rent and unearned revenue                       (51,368)       (33,701)
      Accounts payable and accrued liabilities                 238,519         73,227
                                                           ------------   ------------

        Net cash (used) provided by operating activities    (1,187,560)       376,986
                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements, equipment and
    computer software                                         (199,136)      (415,489)
  Purchase of trade mark                                       (20,000)             -
  Software development costs                                  (458,397)      (211,107)
                                                           ------------   ------------

        Net cash used by investing activities                 (677,533)      (626,596)
                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long term debt                        (190,282)       (71,908)
  Proceeds from note                                         1,800,000              -
  Issuance cost for warrants                                   (15,071)             -
                                                           ------------   ------------

        Net cash provided (used) by financing activities     1,594,647        (71,908)
                                                           ------------   ------------

NET DECREASE IN CASH                                          (270,446)      (321,518)

CASH AT THE BEGINNING OF PERIOD                              1,269,126      2,181,020
                                                           ------------   ------------

CASH AT THE END OF PERIOD                                  $   998,680    $ 1,859,502
                                                           ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                               $     6,218    $    19,411
                                                           ============   ============
    Income taxes                                           $         -    $         -
                                                           ============   ============

NON CASH ACTIVITY

Warrants valued at $154,000 were issued as part of the settlement of litigation in 2001, which was accrued at December 31, 2000.

      The accompanying notes are an integral part of these financial statements.

                                          5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2001 (unaudited)

NOTE A: BUSINESS AND BASIS OF PRESENTATION

800 Travel Systems, Inc. is a direct marketer of travel related services, focused primarily on providing leisure air and cruise reservation services. The Company provides low-priced air and cruise line tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers, through its websites on the World Wide Web (at www.LowAirfare.com, www.CruiseBrokers.com and www.TourBrokers.com) and through its nationwide network of approximately 1,500 independent remote travel agents. The Company was formed in November 1995 in Tampa, Florida to acquire certain assets and assume certain liabilities of 1-800-Low airfare, Inc. (the Predecessor Business), which occurred December 1, 1995. In August 2000, the Company acquired the assets and liabilities of Prestige Travel Systems, Inc. (Prestige) in a merger accounted for as a purchase.

NOTE B: NET LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted net loss per common share computations, as computed in accordance with FAS 128.

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                         ---------------------------   ---------------------------
                                             2001           2000           2001           2000
                                         ------------   ------------   ------------   ------------
     Net loss - (numerator)              $  (979,896)   $  (362,155)   $(1,649,941)   $  (435,492)
     Basic:
     Average common shares outstanding
      (denominator)                        7,895,536      7,666,296      7,895,536      7,660,801
                                         ============   ============   ============   ============
     Net loss per
      common share - basic and diluted   $      (.12)   $      (.05)   $      (.21)   $      (.06)
                                         ============   ============   ============   ============

All options and warrants outstanding for the three months and six months ended June 30, 2001 and 2000 are excluded from the calculation of diluted weighted average shares as they are anti-dilutive.

NOTE C: NOTES PAYABLE AND LONG-TERM DEBT

In January 2001, the Company entered into a $1.8 million term note agreement ("Term Note Agreement"), with Sabre Inc. ("Sabre"). In February 2001 the Company borrowed $1.8 million under the Term Note Agreement. The Term Note Agreement matures in January 2006 and is payable in sixty equal consecutive monthly installments beginning one month from funding the advance and such payments will be offset by certain amounts due the Company from Sabre. This agreement pays interest at the Prime Rate plus 2.5% and requires that the Company maintain certain financial ratios and contains limitations on, among other things, our ability to incur additional indebtedness, pay dividends and make acquisitions without the vendor's permission. The Term Note Agreement is secured by substantially all of the assets of the Company. The financial covenants contained in the Term Note Agreement require: that the Company maintain Tangible Net Worth (as defined therein) of not less than $1.4 million, that the ratio of Total Liabilities to Tangible Net Worth will not exceed 2.5 and that the ratio of the current assets to the current liabilities would not be less than 1.0. The Company was not in compliance with the Tangible Net Worth covenant and ratio of Total Liabilities to Tangible Net Worth at June 30, 2001, but the Company obtained a waiver from Sabre for such noncompliance for the three month period ended June 30, 2001 and continuing through September 30, 2001.

NOTE D: COMMITMENTS AND CONTINGENCIES

Legal Proceedings
-----------------

>From time to time the Company is involved in litigation in the ordinary course of its business. Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation.

An action is pending in the King County Superior Court for the State of Washington entitled Trans West Communications, Inc. v. The Joseph Stevens Group, Inc., ("JSG"), Case Number 98-2-04446-2 SEA. The action was started against JSG after it had ceased to exist, having been previously merged into the Company. The action arose out of a dispute regarding JSG's alleged non-payment for certain telephone switching equipment it had purchased. A default judgment for approximately $386,000 was entered against JSG in May 1999. The Company is seeking to have the default vacated and also believes it has substantial defenses to the underlying claim. An appeals court has ruled that the Company has standing to participate therein to assert defenses as to the merits of the underlying breach of contract claim and as to certain procedural issues. The Company is now waiting for the trial court to decide whether to vacate the default judgment which was entered against JSG. If that default judgment is vacated, the plaintiff could reinitiate the action against the Company, which would then assert its substantial defenses on the merits. If that default judgment is not vacated, the Company would then also assert defenses to any attempt to collect the judgment from the Company.

On March 24, 2000, the Company was sued in the 134th District Court of Dallas County, Texas in a matter styled First London Securities Corporation v. 800 Travel Systems, Inc. a/k/a I Fly (Cause No. 00-02222), in which the Plaintiff, who was the Company's managing underwriter for the Company's initial public offering in January 1998, maintains that it was unable to exercise its rights under a particular Underwriting Agreement and a particular Representative's Warrant Agreement. Plaintiff's petition seeks to recover allegedly unrealized profits of no less than $377,343.75 and as much as $1,716.085.90, plus interest, attorney's fees and court costs. On March 14, 2001, the Plaintiff and the Company entered into an Initial Settlement Agreement under which the Plaintiff and the Company also executed a new Warrant Agreement. These two documents provided for the Company's payment of $60,000 in monetary consideration which was paid in March 2001 and the Company's issuance of new warrant certificates exercisable for 257,950 shares of the Company's common stock at $1.5626 per share, as well as the cancellation of 157,950 warrant certificates previously issued under the Underwriting Agreement and the Representative's Warrant Agreement referenced above. In the event that the registration statement related to the shares underlying the new warrants is not declared effective by the SEC by a certain date, which is subject to adjustment, the Company will then be obligated under the Initial Settlement Agreement to issue additional new warrant certificates exercisable to purchase 64,487 shares of common stock at $1.5626 per share. In the event that the registration statement related to the shares underlying the new warrants is still not declared effective by the SEC by a later certain date, which is subject to adjustment, the Plaintiff may elect to retain the new warrant certificates and additional new warrant certificates, or to surrender all of those new certificates and to proceed to trial on the underlying claims asserted in the pending litigation. In that event, management of the Company intends a vigorous defense of these claims. If the registration is completed by that later date, or if the Plaintiff nonetheless elects to retain the new warrant certificates and additional new warrant certificates, the litigation will be dismissed with prejudice. On May 25, 2001, the case was transferred by the 134th District Court to the 95th District Court, and then subsequently set for trial for October 8, 2001. On August 8, 2001, the Plaintiff and the Company filed an Agreed Motion for Continuance, which requests that the Court move the trial setting to either November 5, 2001 or November 12, 2001. The Court has not yet considered the motion.

On or about May 10, 2001 the Company filed an action in the United States District Court for the Middle District of Florida, 800 Travel Systems, Inc. v. Jack J. Zahran, an individual; Unified Agent, Inc. a New York corp., f/k/a Zahran Associates, Inc. and E-Business Interactive solutions, Inc. a New York corporation, Case No: 8:01CV917-T-26-TGW, in which the Company, as Plaintiff, seeks, among other things (i) damages from various defendants for breach of various agreements relating to the development and maintenance of the agent interactive software; and (ii) to establish its ownership and/or maintenance rights with respect to the agent interactive software. An amended complaint has been filed by the Company and various procedural motions remain pending with the Court. While the Company is confident in its position with respect to the agent interactive software and its entitlement to certain rights with respect thereto, there can be no assurance that the Company will ultimately prevail in the case against the defendants. Furthermore, there can be no assurance that the Company will be able to continue to provide the services of the agent interactive software to its customers during the pendency of the case.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
         o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
         o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         o Effective January 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The company has not yet analyzed the effect, if any, of these new standards, accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.

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

OVERVIEW

800 Travel Systems, Inc. and its wholly-owned subsidiary Prestige Travel Systems, Inc. referred to herein as "the Company", "we", "our", "us", "800 Travel Systems", "800 Travel" is a direct marketer of travel related services, focused primarily on providing leisure air and cruise reservation services. The Company provides low-priced air and cruise line tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers, through its websites on the World Wide Web (at www.LowAirfare.com, www.CruiseBrokers.com and www.TourBrokers.com) and through its nationwide network of approximately 1,500 independent remote travel agents. A distinguishing feature of the www.LowAirfare.com website is its ability to connect live reservation agents directly with on-line travel consumers in an instant messaging format that allows consumers to book air travel, on-line, in real time. The Company has determined to concentrate its efforts and resources on an interactive web site rather than a fully automated ("stand-alone") reservation booking system. The Company believes that its Internet customers find the interaction helpful and therefore increases the likelihood of internet customers completing a reservation online, resulting in a favorable completed sales ratio (look-to-book ratio) when compared to e-commerce industry averages. In addition, this technology enables the Company's experienced reservation agents to handle up to eight online customers at once as each online customer progresses through the online booking process. In July, 2001, the Company recommenced limited operation of its stand-alone reservation booking systems at www.Fly4less.com and www.Vuela.com. The Company operates two reservation centers, one in Tampa, Florida and the other in San Diego, California 7 days a week throughout the year. Also in Tampa, Florida, the Company operates its cruise and remote agent fulfillment center. As a result of its agreements to sell discounted tickets with air and cruise lines directly, as well as other ticket suppliers, the Company is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel is currently a broker for tickets, it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory.

The Company generates revenues principally from (i) commissions on air and cruise travel reservations and other travel related services including override commissions on reservations the Company books on certain air and cruise lines constituting approximately 55% of revenue (ii) segment incentives under its contract with SABRE constituting approximately 5% of revenue and (iii) service fees that it charges its customers constituting approximately 40% of revenue. The Company markets its services by (i) advertising in Yellow Pages directories across the United States, (ii) advertising on the Internet with banner ads and keywords, (iii) initiating sales efforts to businesses that desire travel fulfillment services, and (iv) enrolling independent remote travel agents.

In August 2000, 800 Travel Systems acquired Prestige Travel Systems, Inc. ("Prestige"). Prestige is a full service travel company, located in Tampa, Florida that operates websites specializing in discount cruise and tour vacations at www.CruiseBrokers.com and www.TourBrokers.com. In addition, Prestige has developed a nationwide network of approximately 1,500 independent remote travel agents who serve to generate travel bookings through Prestige, on a nonexclusive, pre-negotiated, revenue sharing arrangement. Consideration for this transaction included a combination of cash and stock from 800 Travel. The addition of cruise reservations from the Prestige merger reflects the furtherance of the Company's strategic plan to expand its services to offer cruise, hotels and auto rentals in addition to discount airfares.

Gross reservations represent the aggregate retail value of the tickets sold to consumers, including delivery and service fees charged by the Company and taxes and impact fees levied on the behalf of various authorities. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the three and six months ended June 30, 2001 and 2000 were, $26,777,325, $23,596,920, $51,126,361 and

$44,661,922 respectively. Substantially all of the gross reservations are generated from air and cruise line ticket sales. As previously disclosed, airline commissions were reduced in October 1999 and continue to negatively impact revenues to the extent that such reduced commissions are not able to be offset by increases in service fees charged to customers. The Company anticipates being able to offset future commission reductions by negotiating non-published fares directly with the airline carriers to which a mark up paid by the consumer could be earned by the Company. In March 2001, Northwest Airlines announced that it will no longer pay commissions for air travel booked on the Internet through stand-alone booking.

The Company's operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation and fulfillment centers including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses including rent and computer maintenance fees and interest, fees and expenses associated with 800 Travel's financing activities. The Company expects to continue to incur additional operating and selling expenses relating to its Internet and technological initiatives.

RECENT DEVELOPMENTS

During the last half of the prior year the Company added infrastructure in anticipation of expected growth in the travel industry and various business initiatives coming to fruition. In addition, the Company previously added call center personnel in anticipation of an increase in business during the current year. Because of the costs associated with training new call center employees and the learning curve such employees experience while working, the Company was reluctant to immediately reduce the number of its call center employees. As a result of the continued slow down in the overall economy, leisure travel did not increase as expected by management, nor did some of the anticipated initiatives materialize. During the second quarter, management determined that the Company could no longer carry the added costs in anticipation of a significant improvement in revenue which was not materializing. While revenue did experience an increase, it did not improve significantly enough to justify the burden of the expenses being incurred for the added employees and infrastructure. Accordingly, at the end of the quarter, the Company began to aggressively initiate measures to reduce costs including the following:

         o Approximately 80 positions, primarily in its call center, were eliminated, which the Company expects will reduce operating costs by approximately $.9 million over the next 12 months.
         o A number of initiatives were implemented to reduce professional service fees, advertising expenses and costs associated with transaction errors, which the Company expects will reduce costs by approximately $.7 million over the next 12 months.

In addition to the foregoing cost reduction measures, the Company implemented benefit programs for certain customers and in conjunction therewith increased the service fees charged on transactions where additional benefits were made available. The Company expects the increased service fees to have an immediate impact on its revenue. The Company also entered into a number of strategic marketing agreements which are expected to contribute to revenue in the future.

The Company believes that it has made substantial progress in its cost reduction efforts to date. The Company expects the cost reduction initiatives, service fees and marketing agreements to positively impact its results going forward as management continues to work to align its cost structure with revenues.

Set forth below for the periods indicated are the revenues as a percentage of gross reservations and operating expenses, other income and net loss as a percentage of revenues for the three and six months ended June 30, 2001 and 2000, respectively.

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         -----------------   -----------------
                                           2001      2000      2001      2000
                                         -------   -------   -------   -------
                                            (unaudited)         (unaudited)
Revenues
  Commissions                              7.8% *    7.6% *    8.2% *    7.6% *
  Ticket delivery and service fees         6.7       7.2       6.4       7.2
                                         -------   -------   -------   -------
  Total Revenues                          14.5%     14.8%     14.6%     14.8%
                                         =======   =======   =======   =======
Operating Expenses
  Employee costs                          64.7% **  51.0% **  63.8% **  51.7% **
  SG & A, other                           59.8%     59.8      57.8      55.4
                                         -------   -------   -------   -------
  Total Operating Expenses               124.5%    110.8     121.6     107.1
                                         -------   -------   -------   -------
Loss from Operations                     (24.6)%   (10.7)%   (21.6)%    (7.1)%

Other Income                              (0.8)%     0.4%     (0.5)%     0.5%
                                         -------   -------   -------   -------
Net Loss                                 (25.4)%   (10.3)%   (22.1)%    (6.6)%
                                         =======   =======   =======   =======

* Revenues as a percentage of gross reservations.
** Expenses as a percentage of revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues increased $.4 million, or 10.4%, to $3.9 million for the three months ended June 30, 2001. This increase resulted primarily from the purchase of Prestige ($.4 million). Increases in the volume of air tickets sold was offset by a decrease in the average revenue per air ticket sold. The decrease in average revenue per air ticket resulted primarily from a decrease in the price of tickets sold. Revenues as a percentage of gross reservations remained relatively constant. The Company currently earns the same amount of commissions and segment incentives on Internet and call center bookings. Gross reservations booked for the three months ended June 30, 2001 increased $3.2 million or 13.5% to $26.8 million. This increase resulted primarily from the purchase of Prestige ($3.4 million). Increases in the volume of air tickets sold and was offset by a decrease in the price of tickets sold.

Revenues through call centers decreased $.1 million to $3.1 million for the three months ended June 30, 2001. This decrease resulted primarily from the decrease in the average revenue per air ticket and was partially offset by the increase in the volume of air tickets sold. The decrease in average revenue per ticket resulted primariky froma decrease in the price of tickets sold. The volume of tickets sold through the call centers increased primarily from an increase in telephone calls received from fulfillment sales efforts and was offset by a reduction in telephone calls received from Yellow Page advertising. The reduction in telephone calls received was due to a variety of factors including but not limited to increased competitive pressures from Internet-based, on-line travel agencies, airlines selling directly to customers on-line and the general economic slowdown. 800 Travel anticipates the volume of telephone calls from Yellow Page advertising to continue to decline, however the Company believes this decline is slowing and may level off in the near future. The Company expects to continue to aggressively pursue initiatives intended to grow revenues. Specific programs designed to accomplish this objective include: tutoring of lower producing agents, continuing performance incentives for top producing agents, improving customer response times, implementation of on-line fulfillment initiatives and increasing gross sales per agent and sales closing ratios. Gross reservations booked through call centers decreased $.8 million or 4% to $20.2 million for the three months ended June 30, 2001. This decrease primarily resulted from a lower price of tickets sold and was partially offset by an increase in the volume of air tickets sold.

Revenues from Internet bookings, which consist entirely of bookings made online with the assistance of an agent, increased $.1 million or 44.3% to $.4 million for the three months ended June 30, 2001. This increase resulted primarily from increases in the volume and revenues of tickets sold. Gross reservations from Internet bookings increase $.6 million or 24% to $3.2 million for the three months ended June 30, 2001. To the extent the Company is successful with its efforts to improve web site operations, 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses, which include $.5 million resulting from the Prestige acquisition, increased $.9 million, or 24.2%, to $4.8 million for the three months ended June 30, 2001. Operating expenses as a percentage of revenues increased 13.7% to 124.5%. Employee costs increased $.7 million to $2.5 million (or 64.7% of revenues) for the three months ended June 30, 2001 from $1.8 million (or 51% of revenues) for the three months ended June 30, 2000. Of this increase, $.4 million resulted from the Prestige acquisition and $.3 million from the addition of reservation agents. Other selling, general and administrative ("SG&A") expenses increased $.2 million to $2.3 million (or 59.8% of revenues) for the three months ended June 30, 2001 from $2.1 million (or 59.8% of revenues) for the three months ended June 30, 2000. This increase resulted primarily from the Prestige acquisition ($.1 million) and litigation settlement and legal expenses ($.1 million).

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES. Revenues increased $.9 million, or 13.6%, to $7.5 million for the six months ended June 30, 2001. This increase resulted primarily from the purchase of Prestige ($.7 million) Increases in the volume of air tickets sold was partially offset by a decrease in the average revenue per air ticket sold. The decrease in average revenue per air ticket resulted primarily from a decrease in the price of tickets sold. Revenues as a percentage of gross reservations remained relatively constant. The Company currently earns the same amount of commissions and segment incentives on Internet and call center bookings. Gross reservations booked for the six months ended June 30, 2001 increased $6.4 million or 14.5% to $51.1 million. This increase resulted primarily from the purchase of Prestige ($6.0 milliom). Increases in the volume of air tickets sold and was partially offset by a decrease in the price of tickets sold.

Revenues through call centers were $6 million for the six months ended June 30, 2001 and were approximately equal to the revenues for the same period last year. The volume of air tickets sold increased and was offset by a decrease in the average revenue per air ticket. The volume of tickets sold through the call centers increased primarily from an increase in telephone calls received from fulfillment sales efforts and was offset by a reduction in telephone calls received from Yellow Page advertising. The reduction in telephone calls received was due to a variety of factors including but not limited to increased competitive pressures from Internet-based, on-line travel agencies, airlines selling directly to customers on-line and the general economic slowdown.
800 Travel anticipates the volume of telephone calls from Yellow Page advertising to continue to decline, however the Company believes this decline is slowing and may level off in the near future. The Company expects to continue to aggressively pursue initiatives intended to grow revenues. Specific programs designed to accomplish this objective include: tutoring of lower producing agents, continuing performance incentives for top producing agents, improving customer response times, implementation of on-line fulfillment initiatives and increasing gross sales per agent and sales closing ratios. Gross reservations booked through call centers decreased $.3 million or
 .8% to $38.8 million for the six months ended June 30, 2001. This decrease primarily resulted from a lower price of tickets sold and was partially offset by an increase in the volume of air tickets sold.

Revenues from Internet bookings, which consist entirely of bookings made online with the assistance of an agent, increased $.2 million or 41.6% to $.8 million for the six months ended June 30, 2001. This increase resulted primarily from increases in the volume and revenues of tickets sold. Gross reservations from Internet bookings increase $.7 million or 12.6% to $6.3 million for the six months ended June 30, 2001. To the extent the Company is successful with its efforts to improve web site operations, 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses, which include $.8 million resulting from the Prestige acquisition, increased $2 million, or 28.9%, to $9.1 million for the six months ended June 30, 2001. Operating expenses as a percentage of revenues increased 14.5% to 121.6%. Employee costs increased $1.4 million to $4.8 million (or 63.8% of revenues) for the six months ended June 30, 2001 from $3.4 million (or 51.7% of revenues) for the six months ended June 30, 2000. Of this increase, $.6 million resulted from the Prestige acquisition and $.8 million from the addition of reservation agents. Other SG&A expenses increased $.6 million to $4.3 million (or 57.8% of revenues) for the six months ended June 30, 2001 from $3.7 million (or 55.4% of revenues) for the six months ended June 30, 2000. Of this increase, $.2 million resulted from the Prestige acquisition and $.4 million from the increased litigation settlement and legal expenses.

INCOME TAXES No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2001 primarily as a result of net loss and increases in receivables and was partially offset by depreciation and amortization expenses and a decrease in accounts payable and accrued liabilities. For the six months ended June 30, 2000, net cash provided by operating activities was $.4 million primarily as a result of depreciation and amortization expenses and decreases in receivables, and was partially offset by a net loss.

Net cash used in investing activities was $.7 million for the six months ended June 30, 2001 primarily as a result of leasehold improvements, equipment and software development costs incurred in connection with the Company's Internet and technological initiatives. For the six months ended June 30, 2000, net cash used in investing activities was $.6 million primarily as a result of computer hardware, software and software development costs incurred in connection with the Company's Internet and technological initiatives.

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2001 primarily as a result of proceeds from a note and partially offset by principal payments on debt. For the six months ended June 30, 2000 net cash used in financing activities was $.1 million primarily as a result of principal payments on debt.

While the Company has attempted to negotiate development, maintenance and licensing agreements with various parties, in conjunction with the joint development of certain agent interactive software as well as website maintenance and hosting, the Company has not been able to enter into definitive written agreements to date beyond an initial letter of intent. As a result of the foregoing, in May 2001 the Company commenced legal action against various parties with respect to its rights in the development, maintenance or licensing of the agent interactive software and related technological support. See Part II
Item 1, Legal Proceedings. While there can be no assurance of the ultimate outcome of such legal action, the Company initiated the legal action to secure and protect its rights. The Company expects that it will have to continue to make monthly payments for maintenance and other services during the pendency of the litigation and subject to events occurring in connection therewith. The Company is currently attempting to perform certain website maintenance and modifications in-house in order to minimize its monthly payments and enhance its ability to improve its web site operation. With this ability, the Company believes it will be able to quickly and efficiently modify the appearance and content of its web site as well as establish links to other sites pursuant to marketing agreements and alliances. The Company has expended, and will continue to expend, additional capital resources to the extent available, to ensure its ability to provide the agent interactive services on a cost effective and beneficial basis, which includes incurring the added expenses associated with developing and operating redundant interactive websites. While the Company, currently believes that notwithstanding the legal action, and subject to events occurring with respect thereto, it will be able to continue offering the agent interactive capabilities, there can be no assurances that the Company will be able to maintain its existing agent interactive capabilities during the course of the litigation or that the redundant interactive websites will be able to perform such services, if at all, on a timely or cost effective basis. The inability of the Company to provide such agent interactive services could have a material adverse effect on its business.

In January 2001, the Company entered into a $1.8 million term note agreement ("Term Note Agreement"), with Sabre Inc. ("Sabre"). In February 2001 the Company borrowed $1.8 million, the full amount available to be advanced under the Term Note Agreement. The Term Note Agreement matures in January 2006 and is payable in sixty equal consecutive monthly installments beginning one month from funding the advance and such payments are offset by certain amounts due the Company from Sabre. To date, the amounts due to the Company from Sabre have exceeded the monthly installment amounts owed to Sabre under the Term Note Agreement. We currently expect the amounts owed to us by Sabre to continue to offset our monthly payment obligations to Sabre under the Term Note Agreement. The Term Note Agreement provides for interest at the Prime Rate plus 2.5% and is secured by all of the accounts receivable of the Company. The Term Note Agreement contains negative and affirmative covenants which place restrictions on, among other things, our ability to, make acquisitions, dispose of assets, incur additional indebtedness, create liens and pay dividends without Sabre's permission and requires that we maintain certain financial ratios. The financial covenants contained in the Term Note Agreement require, among other things, that the Company maintain Tangible Net Worth (as defined therein) of not less than $1.4 million and the ratio of Total Liabilities to Tangible Net Worth will not exceed 2.5. The Company was not in compliance with these financial covenants at June 30, 2001, but the Company obtained a waiver from Sabre for such noncompliance for the three month period ended June 30, 2001 and continuing through September 30, 2001.

The Company is taking aggressive actions to improve its operations and reduce costs. As a result of these actions management believes that the Company's existing cash will be sufficient to fund the capital and liquidity needs of operations through the end of the year. Thereafter, in anticipation of the Company's longer-term capital requirements, the Company may need to seek to raise additional capital.

In the event operating losses continue and or increase or future positive cash flows are not realized, the Company's available cash may not be sufficient and it will need to seek to sell additional equity or debt securities, refinance its existing Term Note Agreement with Sabre or obtain credit lines from financial institutions to meet its liquidity and capital requirements. The sale of equity securities or convertible debt securities could result in significant additional dilution to 800 Travel Systems' shareholders. There is no assurance that the Company will be able to obtain additional capital or financing in amounts or on terms acceptable to the Company, if at all, or on a timely basis. There can also be no assurance that the Company will be able to obtain a waiver or amendment to its Term Note Agreement or that the Company will be able to negotiate a new agreement with Sabre. In the event that the Company is unable to maintain compliance with the terms of the Term Note Agreement or obtain waivers or amendments and or obtain any necessary additional financing, it would have to further reduce costs and or consider other alternatives, which could have a material adverse affect on the Company's operations and business.

As a result of the Company's ongoing operating losses, the Company undertook an analysis for impairment of the goodwill recorded in connection with the Joseph Stevens Group ("JSG") acquisition. The Company's analysis included the expected costs reductions and revenue increases targeted and expected to be implemented by the Company. As a result of the Company's analysis under the currently applicable accounting literature, the Company does not believe any impairment existed at June 30, 2001 with respect to the goodwill recorded and being amortized by the Company for JSG. The Company will continue to review on a quarterly basis whether an impairment analysis is required, effective January 1, 2002, the Company's analysis will incorporate the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Intangible Assets"

New Accounting Pronouncements
-----------------------------

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

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
         o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
         o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         o Effective January 1, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The company has not yet analyzed the effect, if any, of these new standards, accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.

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

FORWARD LOOKING STATEMENTS - RISK FACTORS

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

Certain oral statements made by management from time to time and certain statements contained herein and in documents incorporated herein by reference that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The words "expect", "believe", "goal", "plan", "intend", "anticipate", "estimate", "will" and similar expressions and variations thereof if used, are intended to specifically identify forward-looking statements. Forward-looking statements are statements regarding the intent, belief or current expectations, estimates or projections of 800 Travel Systems, our Directors or our Officers about 800 Travel Systems and the industry in which we operate, and assumptions made by management, and include among other items:

         o our expectation of obtaining future waivers and/or an amendment to our term note agreement;
         o        our ability to achieve the costs reductions we expect;
         o our strategies regarding growth, including our intention to further develop and improve our Internet capabilities and diversify revenues utilizing our call center operation and travel industry expertise;
         o        our financing plans;
         o trends affecting our financial condition or results of operations;
         o our ability to continue to control costs and to meet our liquidity and other financing needs;
         o our ability to respond to changes in customer demand, including as a result of increased competition and the increase of Internet activity.

Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. Except to the extent required under the federal securities laws, we disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others:

         o our inability to meet the financial and other covenants and terms in our term note agreement;
         o our inability to obtain waivers and/or an amendment to our Term Note Agreement;
         o general economic conditions, particularly those affecting fuel and other travel costs and their effect on the volume of consumer air travel;
         o our inability to obtain any cost reductions or cost reductions sufficient to stop incurring operating losses;
         o        our inability to obtain additional capital;
         o        our ability to maintain our listing on the NASDAQ Small Cap
                  Market;
         o conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for strategic alliances in the travel and telemarketing areas;
         o changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition from traditional and Internet based travel agencies, consolidators and the airlines themselves, changes in the commissions paid by airlines, and increased labor, marketing, computer software/hardware and telecommunications costs;
         o        the availability and capabilities of the SABRE electronic
                  travel reservation system and ancillary software;
         o        the success of our Internet initiatives;
         o        reductions in or the elimination of commissions paid to us;
         o the retention of our reservation agents and improved productivity of our reservation agents as they gain experience and utilize technological improvements;
         o our rights to the use of software and other intellectual property and the potential for others to challenge and otherwise adversely affect or impair such rights; and
         o other factors including those identified in our filings with the Securities and Exchange Commission, and the following risk factors:

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES. OUR FUTURE OPERATING RESULTS MAY NOT BE PROFITABLE.

We have been operating for less than four years as a public company and during that time we have generated a significant accumulated operating loss of $6,970,831. There can be no assurance that we will be able to operate profitably, particularly if we seek to expand through acquisitions or the addition of new Internet services. We only recently initiated our online operations and, accordingly, our prospects in this field must be considered in light of the difficulties encountered in any new business. These risks include our failure to:

         o attract additional travel suppliers and consumers to our service;
         o        maintain and enhance our brand;

         o        expand our service offerings;
         o operate, expand and develop our operations and systems efficiently;
         o        maintain adequate control of our expenses;
         o        raise additional capital ;
         o        attract and retain qualified personnel;
         o        respond to technological changes;
         o        respond to competitive market conditions;
         o        operate at a profit; and
         o        protect and secure our intellectual property rights.

OUR LOSSES AND NEGATIVE CASH FLOWS MAY CONTINUE.

We have incurred net losses and negative cash flows on both an annual and interim basis. For the periods ended December 31, 2000 and June 30, 2001, we had a net loss of $1,916,197 and $1,649,941 respectively. For the period ended December 31, 2000, we had a net decrease in cash of $911,894. For the six months period ended June 30, 2001, we had a net decrease in cash of $270,446. We may continue to incur net losses for the foreseeable future and we cannot assure you that we will ever achieve, or if achieved, sustain profitability or generate positive operating cash flow. Our operating expenses may continue to grow despite our cost reduction efforts. As a result, we will need to increase our revenues to become profitable. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

IF WE DEFAULT ON OUR DEBT, OUR CREDITORS COULD FORECLOSE ON OUR ASSETS.

Our outstanding indebtedness under our term note as of June 30, 2001 was approximately $1.7 million. As a result of our recent performance at June 30, 2001, we did not currently meet the covenants to maintain tangible net worth of not less than $1.4 million and the covenant to not permit our ratio of total liabilities to tangible net worth to be more than 2.5. Although we obtained a waiver of these covenants for the three month period ending June 30, 2001 which continues through September 30, 2001, there can be no assurance that we will be able to obtain a satisfactory waiver of future covenant violations or an amendment to our term note. To the extent we are unable to obtain a waiver or amendment the lender can pursue its available remedies against us which could have a material adverse affect on our business and operations. If an event of default such as a covenants violation shall have occurred and be continuing in the term note then lender at its option may:

         o        declare the liabilities of us from lender due and payable;
         o increase the interest rate which accrues on the unpaid principal of the term note, subject to legal limits, to a rate per annum of up to the prime rate plus 8%;
         o        reduce any claim to judgment; and/or
         o pursue and enforce any of lenders rights and remedies at law or under any agreemet.

Substantially all of our assets are pledged to secure this indebtedness. We are bound by ordinary and customary negative and affirmative covenants including financial covenants in our term note as follows:

NEGATIVE COVENANTS - We shall not without the lender's written consent:
------------------

         o create, incur, assume or guarantee any indebtedness except under limited circumstances;
         o liquidate, dissolve or reorganize; or make any other substantial change in our capitalization or business;
         o pay any dividends on any of our outstanding stock or purchase, redeem or repurchase any of our stock;
         o        sell all or a substantial part of our assets;
         o purchase or acquire, directly or indirectly, any promissory notes, stock or securities of any other person, firm or corporation, that would result in lowering our transferable net worth below $1.4 million; and
         o        permit any change in our Chief Executive Officer.

AFFIRMATIVE COVENANTS - We shall:
---------------------

         o        Promptly pay our obligations under the term note;
         o Promptly perform our obligations under our agreements with lender;
         o Conduct our business in an orderly and efficient manner consistent with good business practices and in accordance with regulations and laws and in accordance with customary industry standards;
         o Maintain complete and accurate books and records in accordance with GAAP and provide lender with reasonable access to such books and records;
         o Promptly notify lender of (i) any material adverse changes in our business or financial condition, (ii) any default by us of any material agreement, (iii) any adverse claim against or affecting us, (iv) any litigation or claim or controversy which may, if an unfavorable outcome occurs, have an adverse affect on our business, and (v) any condition or event constituting an event of default;
         o Promptly pay all lawful claims, unless being contested in good faith;
         o        Maintain insurance;
         o Preserve and maintain all licenses privileges, franchises, certificates and the like necessary for the operation of our business;
         o        Provide quarterly and annual financial statements to lender;
         o Not mortgage assign, encumber, or grant a security interests in any of the collateral securing the term note.

FINANCIAL COVENANTS - We shall not at anytime:
-------------------

         o permit the ratio of our current assets to our current liabilities to be less than 1.0;
         o        permit our tangible net worth to be less than $1.4 million;
         o permit the ratio of our total liabilities to tangible net worth to be more than 2.5.

As a result of our inability to meet the aforementioned financial covenants in our term note, our lender could foreclose on its security interest in our assets, which would have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED CAPITAL RESOURCES AND MAY NOT BE ABLE TO OBTAIN FUTURE CAPITAL WHEN NEEDED.

We expect to increase sales volumes by expanding our business with both our Internet initiatives as well as our traditional "bricks and mortar" call center operations. There can be no assurance that our revenues will increase as a result of our marketing efforts and initiatives or even continue at their current levels. As we seek to expend resources to expand our operations in the expectation of generating increases in revenues, it is possible that we would continue to incur losses and negative cash flow. We have limited capital resources and it is likely that we will require additional capital to meet our future capital requirements. There is no assurance that such capital will be available to us or, if available, be on terms acceptable to us. To the extent we are unable to raise additional capital and our operating losses continue we will need to take actions to reduce our costs of operations, which may adversely impact future revenue, employee morale, customer relations and other aspects of our business. An increase in capital resulting from a capital raising transaction under adverse business circumstances could result in substantial dilution to existing holders of our common stock and adversely impact our stock price.

WE ARE DEPENDENT ON THE SABRE SYSTEM.

Our ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon our contractual right to use, and the performance of, the SABRE electronic travel reservation system. In December 2000, we entered into a five-year agreement with SABRE, Inc. to lease the SABRE system in our Tampa and San Diego reservation centers and to allow our customers to access SABRE's reservation system through our website. If the SABRE system were to cease functioning, or if we were to lose our contractual right to use the SABRE system through our inability to renew the agreement, upon expiration thereof or through a default by us or other termination event under the agreement during the term thereof, we would not be able to conduct operations until a replacement system was installed and became operational. Only a very limited number of companies provide reservation systems to the travel agency industry. There can be no assurance that a replacement system could be obtained on comparable terms or if obtained, installed in time to continue operations.

During any interruption in the operation of SABRE, we would lose our ability to generate revenue while continuing to incur significant costs. Other travel agencies using other travel reservation systems would not be subject to such interruption of their operations, and we may lose market share to such competitors. Upon the interruption of the operation of the SABRE system, we could decide to commence operations with another travel reservation system. Substantial expenses could be required for acquiring the right to use a new system and retraining reservation agents. In addition, any impairment of the SABRE system which does not cause us to cease operations could, nevertheless, adversely affect the quality of our services, resulting in lost revenues or market share and could require us to subscribe to a different travel reservation system. We do not currently have the capital resources to sustain our business if there was a termination of our use of the SABRE system without a competitive system being immediately available and implemented.

A WRITE-OFF OF INTANGIBLE ASSETS WOULD ADVERSELY AFFECT OUR RESULTS OF
OPERATIONS.

At June 30, 2001, intangible assets represented approximately 53% of total assets. These intangible assets are generally amortized on a straight-line basis over an expected useful life of from 15 to 25 years, with approximately 50% and 3% of total assets being amortized over 25 and 15 years respectively. If, in the future, we determine that our unamortized intangible assets have suffered an impairment which requires us to write off a large portion of unamortized intangible assets due to a change in events or circumstances, this write-off would significantly reduce our total assets, may place us in default under the terms of our term note and result in a substantial charge to our earnings. To the extent that we write off a large portion of our intangible assets, our listing on the Nasdaq SmallCap Market may be adversely affected.

OUR REVENUES ARE UNPREDICTABLE AND ARE SUBJECT TO FLUCTUATION.

As a result of our limited operating history and the recent addition of our online operations, we are unable to accurately forecast our revenues. Our current and future expense levels are based on our operating plans and estimates of future revenues and are subject to increase as we implement our strategy. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to offer expanded services, to increase sales and marketing or to develop our technology and transaction processing systems, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely effected and if sustained could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue, our revenue could be adversely affected.

We will experience seasonality in our business, reflecting seasonal fluctuations in the travel industry. Seasonality in the travel industry is likely to cause quarterly fluctuations in our operating results and could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT BE ABLE TO SUCCESSFULLY GROW OR OPERATE OUR BUSINESS.

Our business may decline, may not grow or may grow more slowly than expected. There can be no assurance that we will be able to grow or effectively operate our business. To the extent we are unable to achieve growth in our business we may continue to incur losses. We cannot assure you that we will be successful or make progress in the growth and for operation of our business. Our success will depend in large part on widespread market acceptance of the Internet as a vehicle for the buying of airline tickets and other travel related products and services as well as the diversified use of our call center operations. Consumers have historically purchased airline tickets and other travel related products and services using traditional commercial channels, such as local travel agents and calling airlines directly. In order for our business to grow consumers must instead purchase these products through our website or through our call center operations. Our future operations and growth, if any, will depend on critical factors including but not limited to:

         o The growth of the Internet as a tool used in the process of buying airline tickets and other travel related products and services;
         o Our ability to successfully and cost effectively market our services to a sufficiently large number of people and thereby attract new and repeat customers;
         o Our ability to consistently deliver high quality and fast and convenient service at competitive prices;
         o Our ability to obtain business from consumers who use our website or call centers for route pricing and other travel information and then choose to purchase airline tickets or make other reservations directly from travel suppliers or other travel agencies;
         o The continued development of the online market at a steady rate;
         o        Our services achieving widespread market acceptance;
         o        The market for our call center services continuing to develop;
         o A significant increase by consumers in their use of the Internet as a tool in the process of buying airline tickets and other travel related products and services;
         o A decrease by customers that opt to use services of our competitors that may be more attractive to consumers or easier to use;
         o Our ability to maintain and increase our customer base with airline carriers offering Internet services directly;
         o Our ability to continue to make substantial investments in technology to improve or maintain our services;
         o        Our ability to amend and/or waive our term note;
         o Our ability to enter into agreements with third parties for the use of our call center as a fulfillment operation; and
         o        Our ability to raise capital.

OUR REVENUES MAY BE ADVERSELY AFFECTED BY DECLINES IN OR ELIMINATION OF COMMISSIONS PAID BY AIRLINES.

A substantial majority of our revenues depends on the commissions paid by airlines for bookings made through our call centers and through our online travel service. Generally, we do not have written commission agreements with most of the airlines. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions which applies to all travel agencies. Travel suppliers are not obligated to pay any specified commission rate for customer bookings made online through our websites. We cannot assure you that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce or substantially eliminate our revenues. For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In September 1997, the major United States airlines reduced the commission rate payable to traditional travel agencies from 10% to 8%. In addition, since 1998, many airlines have implemented a commission cap of $10.00 for domestic online round-trip ticket sales. In October 1999, the major airlines announced reductions in the commissions they will pay traditional travel agents from approximately 8% to 5% and subject to a cap of $50.00 for domestic round trip ticket sales. Because a high percentage of our business relates to airline ticket sales, a further reduction in airline ticket commissions could reduce our revenues. We anticipate continued downward pressure on airline commission rates. Such reductions and future reductions, if any, could have a material adverse effect on our operations. To the extent commissions are reduced to a level beyond which we can operate or commissions are eliminated we would need to close our operations.

We may not be paid commissions by airlines for online agent assisted bookings on our website. We have invested substantial amounts in the development and ongoing maintenance of the online agent-assisted booking capabilities which accounted for approximately 10% and 11% of our revenue for the twelve months ended December 31, 2000 and the three months ended March 31, 2001 respectively. To the extent we are not able to generate any commissions from online agent-assisted bookings we would have to write off the assets related to this capability. To the extent commissions paid for online agent-assisted bookings are reduced to the point that it is not cost beneficial to maintain the service we would have to cease providing it. We also may not be able to impose service charges for our Internet services, which could adversely affect our future online revenues. In

October 1999, the major United States airlines reduced the commission rate payable for online reservations from 8% to 5%. In February 2001, Northwest Airlines and its alliance partner KLM Royal Dutch Airline announced that effective March 1, 2001 they would eliminate the commissions on US/Canada point of sale travel booked through the Internet.

IF WE ARE UNABLE TO INTRODUCE AND SELL NEW PRODUCTS AND SERVICES, OUR BUSINESS COULD BE ADVERSELY EFFECTED.

We need to broaden the range of travel products and services and increase the availability of products and services that we offer in order to enhance our customer service and increase our revenue. We will need to incur substantial expenses and use significant resources in order to expand the range of products and services that we offer. We may not have the financial or capital resources available to us in order to expand our range of products and services or maintain the services. We may not be able to attract sufficient travel suppliers and other participants to provide desired products and services to our consumers. In addition, consumers may find that delivery through our service is less attractive than other alternatives available. If we launch new products and services and they are not favorably received by consumers, our reputation, business and the value of our brands could be adversely effected.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD ADVERSELY AFFECT OUR BRANDS AND OUR BUSINESS.

We rely on a combination of trademark and copyright law and trademark protection. Despite our efforts, we cannot be sure that we will be able to secure our rights with respect to intellectual property or prevent misappropriation of our intellectual property. It is possible that litigation, in addition to the litigation between us and various third parties with respect to the online agent interactive software development and maintenance, may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation and any future litigation could result in substantial costs and diversion of our resources away from the operation of our business and the loss of our ability to use certain intellectual property. Our online agent interactive software enables approximately 9% of our revenue to be generated. As a result of our litigation concerning our rights and use of the online agent interactive software we may have to incur additional costs for maintenance which in turn may make its use cost prohibitive to us. If we cease to use the online agent interactive software our revenue would decline.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE AND OPERATE OUR NEW CRUISE BUSINESS.

We recently acquired Prestige Travel Systems in order to add cruise services to our service mix. We may not be able to successfully operate or integrate the cruise operation into our existing business. Integration of the cruise business may take longer and cost more than we anticipated.

WE MAY BE UNABLE TO DEVELOP NEW RELATIONSHIPS WITH STRATEGIC PARTNERS AND MAINTAIN OUR EXISTING RELATIONSHIPS.

Our business depends on establishing and maintaining relationships with airlines, SABRE and others. As a result of our agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, we are able to charge our customers a service charge, while still offering low-priced tickets. We cannot assure you that we will be able to establish new relationships, maintain existing relationships, charge service charges or offer low-priced tickets. If we fail to establish or maintain these relationships, it could adversely affect our business.

Our business model relies on relationships with travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. It is possible that travel suppliers may choose not to make their inventory of services, discounts and products available to us or through our online distribution. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory, either of which could significantly decrease the amount or breadth of our available travel offerings. Of particular note is the airline direct-distribution website, which is currently named "Orbitz." Orbitz was launched in June 2001 and is reportedly owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. Forester Research reports that Orbitz is the only website for consumers to find unpublished special fares on these and at least 23 other airlines. If a substantial number of our airline suppliers collectively agree or choose to restrict their special fares solely to Orbitz, such action may have a material adverse affect on our business. Adverse changes in any of these relationships, whether due to Orbitz or otherwise, could reduce the amount of travel services which we are able to offer through our websites.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH A VARIETY OF COMPANIES WITH RESPECT TO EACH PRODUCT OR SERVICE WE OFFER.

We cannot assure you that our online operations will compete successfully with any current or future competitors. To the extent our competitors experience adverse effects on their businesses, we may also be impacted and our stock price may decline. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, operating results and financial condition. Our competitors include:

         o Internet travel agents such as Travelocity.com, Expedia and American Express Interactive, Inc.;
         o local, regional, national and international traditional travel agencies;
         o consolidators and wholesalers of airline tickets, hotels and other travel products, including online consolidators such as Cheaptickets.com and Priceline.com and online wholesalers such as Hotel Reservations Network, Inc.;
         o airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites;
         o        operators of travel industry reservation databases; and
         o        airlines direct website distribution known as Orbitz.

In addition to the traditional travel agency channel, many travel suppliers also offer their travel services as well as third-party travel services directly through their own websites. These travel suppliers include many suppliers with which we do business. In particular, five airline suppliers, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines, have launched a direct-distribution website, currently named "Orbitz," in June 2001. Forester Research reports that Orbitz is the only website for consumers to find unpublished weekly special fares on at least 23 other airlines. Suppliers also sell their own services directly to consumers, predominantly by telephone. As the market for online travel services grows, we believe that travel suppliers, traditional travel agencies, travel industry information providers and other companies will increase their efforts to develop services that compete with our services by selling inventory from a wide variety of suppliers.

Many of our current competitors have:

         o        longer operating histories;
         o        larger customer bases;
         o        greater brand recognition;
         o        higher amounts of user traffic;
         o significantly greater financial, technical, marketing and other resources; and
         o the ability to enter into strategic or commercial relationships with larger, more established and well-financed companies.

Because of the foregoing our competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development than us. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. In particular, Microsoft Corporation has publicly announced its intent to continue to invest heavily in the area of travel technology and services. Increased competition may result in reduced operating margins, loss of market share and brand recognition.

Our sales affiliates and employees are generally not subject to non-competition agreements. In addition, our business model does not involve the use of a large amount of proprietary information. As a result, we are subject to the risk that our sales affiliates or employees may leave us and may work for competitors or may start competing businesses. For example, Cheaptickets recently announced its intention to open up a call center in Tampa, Florida and has begun to advertise for employees to staff its center. The emergence of these enterprises would further increase the level of competition in our market and could harm our growth and financial performance.

We compete against the airlines, other online travel websites, including those of airline carriers. We also compete with other travel agents who use traditional methods to market airline tickets, including yellow pages, classified ads, travel brochures and other media advertising. While the market for buying airline tickets and other travel related products and services on the Internet is relatively new and rapidly evolving, it is already competitive and characterized by entrants that may develop services similar to ours. In addition, there are relatively low barriers to entry to our business. We do not have patents that would preclude or inhibit competitors from entering the market. Moreover, due to the low cost of entering the market, competition may intensify and increase in the future. This competition may limit our ability to grow or become profitable or result in a loss of market share.

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY GENERALLY COULD REDUCE OUR REVENUES.

We rely on the health and growth of the travel industry. Travel is highly sensitive to business and personal discretionary spending levels, and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce travel are likely to reduce our revenues. These may include:

         o price escalation in the airline industry or other travel-related industries;
         o        increased occurrence of travel-related accidents;
         o        airline or other travel-related strikes;
         o        political instability;
         o        regional hostilities and terrorism; and
         o        bad weather.

Developments in the airline industry may result in a decrease in the price of tickets or number of tickets we sell. Consolidation of airline carriers could adversely impact ticket prices, the available discounts on tickets as well as commission rates. Concerns about passenger safety or strikes may result in a decrease in passenger air travel and a consequent decrease in the number of tickets we sell. These events are not within our control. There can be no assurance that these events or developments will not occur. Should these events occur our business could be adversely affected and our revenues and earnings could decline. Airlines offering similar online booking services that compete with our agent-assisted booking system could also adversely affect our business.

WE MAY BE UNABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED.

We may be unable to retain our key employees and consultants and key sales agents or attract, assimilate or retain other highly qualified employees and sales agents in the future. Our future success depends on our ability to attract, retain and motivate highly skilled employees and sales agents. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, it may be difficult for us to manage our business and meet our objectives. The labor market is currently very tight and it is difficult to find qualified and capable individuals willing to work as selling agents. We may be unable to attract and retain selling agents to handle the volume of business we generate and calls and Internet inquiries may go unanswered. We may experience significant turnover and incur higher training and recruitment costs. If we are unable to hire and retain selling agents our costs may increase, our revenues decline and business may be adversely affected.

REGULATORY CHANGES MAY IMPACT ON OUR BUSINESS.

The laws and regulations applicable to the travel industry affect us and our travel suppliers. We must comply with laws and regulations relating to the sale of travel services, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers and computer reservation systems providers are heavily regulated by the United States and other governments. Our services are indirectly affected by regulatory and legal uncertainties affecting the businesses of our travel suppliers and computer reservation systems providers. For example, to the extent federal regulators take action to regulate the number of flights scheduled for arrival and departure at similar times to alleviate delays and bottlenecks at airports, and to reduce and control air traffic at peak times, the airlines may incur greater costs to operate. In turn, the airlines could attempt to recover their costs by reducing commissions or passing those costs on the consumer in the form of higher ticket prices. Reductions in commissions could result in a decrease in our revenue. Higher ticket prices could result in less leisure travel which in turn could negatively impact our revenue.

We must comply with laws and regulations applicable to online commerce. There is currently uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be applied to us or adopted to address these issues which could adversely affect our online operations. New laws or different applications of existing laws would likely impose additional burdens on our online business and may result in a decrease in or elimination of the commercial online services we offer. This could in turn decrease the products and services we offer or increase our cost of operations.

For example, Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is generally known, exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. It is possible that this legislation will not be renewed when it terminates in October 2001. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could decrease the demand for our products and services or increase the costs of our online operations.

WE MAY BE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES WHICH MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE COMPETITIVENESS OF OUR SERVICES.

Due to our limited capital resources we may not be able to keep up with rapid technological changes. Technological changes may render our online agent interactive capabilities obsolete. To the extent we are unable to continue to invest in improving our systems, including the online agent interactive capabilities, or such investments fail to produce additional revenue, it could have a material adverse effect on our business, financial condition and results of operation. To remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our websites. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. In addition, we may be unable to access, acquire or license new technology. To the extent we have capitalized costs with respect to technological developments that have been rendered obsolete we may have to write off those costs, which may adversely effect our financial results, covenant obligations on our term note and our ability to raise future capital. Our future success will depend on our ability to do the following:

         o        enhance our existing services;
         o develop and license new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers; and
         o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our websites and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our websites, transaction-processing systems and network infrastructure to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our customers and suppliers may forego the use of our services and use those of our competitors, which may result in lower revenue to us. Our costs may increase as a result of our efforts to acquire, develop or license new technology. We may be required to invest significantly in improving our systems at a time when our capital resources are limited or otherwise unavailable to us.

OUR ABILITY TO GENERATE ONLINE BUSINESS DEPENDS ON CONTINUED GROWTH OF ONLINE COMMERCE.

Our ability to generate business through our websites depends on continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet. The recent rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. We cannot assure you that the number of Internet users will continue to grow in general or with respect to our sites or that commerce over the Internet will become more widespread or that our sales will grow at a comparable rate. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons including but not limited to:

         o        the lack of acceptable security technologies;
         o        the lack of access and ease of use;
         o congestion of traffic; inconsistent quality of service and the lack of availability of cost effective, high speed service;
         o potentially inadequate development of the necessary infrastructure;
         o        governmental regulation and/or taxation;
         o uncertainty regarding intellectual property ownership or the enforcement of intellectual property rights; and
         o        hackers and viruses adversely impacting systems.

WE MAY BE UNABLE TO PLAN OR MANAGE OUR ONLINE OPERATIONS AND GROWTH EFFECTIVELY.

Our online growth to date has placed, and our anticipated future online operations will continue to place, a significant strain on our management, systems and capital resources. A failure to plan, implement and integrate these systems successfully could adversely affect our online business. To the extent we experience growth in our online business we will need to increase the scope of our online operations and the size of our online workforce. In addition to needing to train and manage our online workforce, we will need to continue to improve and develop our financial and managerial controls and our reporting systems and procedures. To the extent capital resources are not available to us to support our online operations or our online operations do not contribute positively to our operating performance we would need to limit or cease our online operations. In addition, we cannot assure you:

         o the Internet will support increasing use or will prove to be a viable commercial marketplace;
         o we will be able to effectively manage our existing online operations and supporting systems;
         o we will be able to develop and maintain the infrastructure required to handle existing Internet traffic and any increased traffic;

         o we will be able to provide reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access and services;
         o major online service providers and the Internet itself will not experience outages and other delays as a result of software and hardware failures, viruses and could face outages and delays in the future;
         o outages and delays will not adversely affect the level of Internet usage and the processing of transactions on our websites;
         o the Internet will not lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or of increased government regulation.
         o that we will not be required to incur substantial costs or that sufficient capital will be available to us to meet these costs.

WE MAY BE UNABLE TO MAINTAIN OUR WORLD WIDE WEB DOMAIN NAME, WHICH MAY CAUSE CONFUSION AMONG WORLD WIDE WEB USERS AND DECREASE THE VALUE OF OUR BRAND NAME.

We currently hold a World Wide Web domain name relating to our brand. Currently, the acquisition and maintenance of domain names is regulated by governmental agencies and their designees. The regulation of domain names in the U.S. and in foreign countries is expected to change in the near future. As a result, we may not be able to maintain our domain name. These changes could include the introduction of additional top level domains, which could cause confusion among World Wide Web users trying to locate our sites. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are substantially similar to ours which could result in confusion by our customers and the loss of business. The acquisition of similar domain names by third parties could cause confusion among World Wide Web users attempting to locate our site and could decrease the value of our brand name and the use of our site.

WE MAY BE UNABLE TO ATTRACT AND EXPAND OUR ONLINE TRAFFIC.

We believe that establishing, maintaining and enhancing our websites is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services increases the importance of establishing and maintaining brand recognition. Many of these Internet sites already have well-established brands in online services or the travel industry generally. Promotion of our websites will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, to the extent capital resources are not available to us, we may not be able to increase our spending on marketing and advertising with the intention of expanding the recognition of our websites to attract and retain online users and to respond to competitive pressures. We cannot assure you that these resources will be available or, if available, be effective to promote our brands or that our marketing efforts generally will achieve our goals. To the extent we are unable to attract new customers or expand our online traffic, our revenues and stock price may decline.

A FAILURE IN THE PERFORMANCE OF OUR WEBSITE HOSTING FACILITY SYSTEMS COULD HARM OUR BUSINESS AND REPUTATION.

To the extent our Internet service is disrupted, discontinued or the performance is impaired, our business and operations could be adversely affected. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our websites or a decrease in responsiveness of our websites' service could result in reduced revenue, to us, which in turn could be harmful to our reputation and brands. We depend upon a third party Internet service provider to host and maintain our websites. Our Internet service provider does not guarantee that our Internet access will be uninterrupted, error free or secure. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service. Our website servers must be able to accommodate a high volume of traffic and we may in the future experience slower response times for a variety of reasons. If we are unable to add additional software and hardware to accommodate increased demand, this could cause unanticipated system disruptions and result in slower response times. The costs associated with accommodating such increased demand may exceed the revenues the increased demand may generate. Ticket buyers may become dissatisfied by any system failure that interrupts our ability to provide access or results in slower response time and thereby not return to our sites.

Any reduction in performance, disruption in the Internet access or discontinuation of services provided by our Internet service provider, SABRE, Verizon and AT&T, or other telecommunications and software services provider, or any disruption in our ability to access the SABRE systems or our systems and software currently maintained by third parties, could have a material adverse effect on our business, operating results and financial condition.

         We cannot assure you that:

         o our transaction processing systems and network infrastructure will be able to accommodate increases in traffic in the future;
         o we will, in general, be able to accurately project the rate or timing of such increases or upgrade our systems and infrastructure to accommodate future traffic levels on our online sites;
         o we will be able in a timely manner to effectively upgrade and expand our transaction processing systems or to successfully integrate any newly developed or purchased modules with our existing systems; and
         o we will successfully utilize new technologies or adapt our online sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards.

Our call center computer and communications hardware is provided under a leasing arrangement and is located at the respective centers in Tampa, Florida and San Diego, California. If either call center experiences a disaster that interrupts service, inbound telephone calls can be re-routed to the other center. Substantially all of our current Internet computer and communications hardware is provided by Exodus and is located at Exodus' New York Internet data center. Our systems and operations are vulnerable:

         o to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur;
         o to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations; and
         o to an interruption in electrical power services due to difficulties in meeting the increase in electricity demands.

OUR INTERNET SOFTWARE DEVELOPMENT EFFORTS MAY NOT SUCCEED.

We are in the process of working to enhance and expand our business and opportunities through the use of the Internet, in particular our online agent interactive service. We may spend substantial amounts of time and resources developing software that may not ultimately generate additional revenue or serve to enhance efficiency or reduce operating costs. To the extent we allocate time and capital resources to software development efforts that fail to provide benefits to us, our operating results will be adversely affected.

We are also exposed to various risks and uncertainties related to our arrangements or agreements with third parties for the co-development or development of the software systems that enable us to provide the online agent interactive service for use in conjunction with our Internet initiatives. Such risks and uncertainties include but are not limited to the following:

         o we may expend significant funds for co-development or development of software that exceed the benefits, if any, ultimately derived from such software or the benefits that could be derived from less expensive software available from other sources;
         o any software co-developed by us or developed for us may be functionally or technologically obsolete by the time co-development or development is completed;
         o the timetables necessary to attain the advantages anticipated from such co-development or development may not be achieved on a timely basis and we may be unable to capitalize on strategic agreements with third parties;
         o others may develop similar online agent interactive software and make such software available to our competitors;

         o our competitors may develop similar online agent interactive software or the software developed by others may have features and benefits beyond the capabilities of the software we co-develop, license or otherwise utilize;
         o our rights with respect to any co-development or development arrangement may become the subject of disputes and may result in our not having any rights in or to such software and result in claims of violations of intellectual property rights which could result in significant prosecution or defense cost and the possibility of damages being assessed against us;
         o key individuals involved in connection with any software co-development arrangement with us could become unable to complete or continue the co-development, which could cause the co-development to end, or result in significant delays and increases in costs to continue or replace such co-development efforts or in maintaining or conducting fundamental daily modifications to our website and existing co-developed software; and
         o to the extent litigation arises with respect to such development efforts, including our existing litigation with respect to the online agent interactive software development and maintenance, there can be no assurance that we will be successful.

As a result of the foregoing, we may not be able to offer our online agent interactive services in the future. Our online agent interactive capabilities enable us to earn approximately 10% of our revenue. The inability to offer the online agent interactive service, on a cost-effective basis, or at all, could have a material adverse effect on our business.

INFORMATION DISPLAYED ON OUR WEBSITE MAY SUBJECT US TO LITIGATION AND RELATED COSTS.

We may be subject to claims for defamation, libel, copyright or trademark infringement based on theories relating to information published or contained on our website. We could also be subject to claims based upon the content that is accessible from our website through links to or from other websites. Defending against any such claims could be costly and divert resources and the attention of management from the operation of our business.

WE MAY INCUR SIGNIFICANT EXPENSES RELATED TO ONLINE AGENT INTERACTIVE SERVICES IF WE ARE NOT SUCCESSFUL IN OUR EXISTING LITIGATION.

In May 2001, we initiated legal action against various parties with respect to the online agent interactive capabilities of our website on www.lowairfare.com. We generate approximately ten percent (10%) of our revenue through the use of the Internet and our online agent interactive capabilities. There can be no assurances that we will be successful in such litigation or that during the pendency thereof we will be able to continue to offer online agent interaction as a component of our online business. The parties against which we have filed the legal action may deny us the use to the online agent interactive software. Alternatively such parties could seek to obtain a court order with respect to a denial of our use of the online agent interactive capabilities. We currently rely on our agent interactive capabilities to generate online revenue however, we recently recommenced offering stand-alone booking (booking on-line without agent assistance) through websites at www.Fly4less.com and www.Vuela.com. If we are unable to utilize the online agent interactive capabilities we would be unable to generate revenue from our online operations. We may incur substantial costs associated with our efforts to continue providing online interactive agent services. The inability to provide the online agent interactive services could have a material adverse effect on our business and operations.

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

OUR SUCCESS IS SUBSTANTIALLY DEPENDENT UPON CERTAIN KEY PERSONNEL.

Our success is substantially dependent upon the continuing services of certain key personnel, particularly Peter M. Sontag, Chief Executive Officer, Robert Morgan, Chief Financial Officer, and Michael Gaggi, Vice President. While we have employed a number of executives with industry experience, the loss of any significant member of management could have a material adverse effect on our business, financial condition and results of operations.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY IMPACT THE MARKET PRICE OF THE COMMON STOCK.

We are unable to predict the effect, if any, that future sales of common stock or the potential for such sales may have on the market price of the common stock prevailing from time to time. Future sales of substantial amounts of common stock in the public market, including those obtained from the exercise of warrants or options, could adversely affect the market price of our common stock or impair our ability to raise future capital through an offering of securities.

WE MUST MAINTAIN A CURRENT PROSPECTUS AND REGISTRATION STATEMENT IN ORDER FOR OUR PUBLIC WARRANTS TO BE EXERCISED BY THEIR HOLDERS.

We must maintain an effective registration statement on file with the Securities and Exchange Commission before the holder of any of the public warrants may be redeemed or exercised. It is possible that we may be unable to cause a registration statement covering the common stock underlying the warrants to be effective. The warrants may expire unexercised, which would result in the holders losing all the value of their investment in the warrants. There can be no assurance that we will be able to maintain an effective registration statement covering the issuance of common stock upon redemption or exercise of the warrants. If we are unable to maintain an effective registration for the issuance of common stock upon exercise of the warrants, we may be subject to claims by the warrant holders.

OUR COMMON STOCK PRICE AND WARRANT PRICE MAY BE VOLATILE.

The market price for our common stock and warrants are likely to be highly volatile and are likely to experience wide fluctuations in response to factors including the following:

         o actual or anticipated variations in our quarterly operating results;
         o announcements of technological innovations or new services by us or our competitors;
         o        changes in financial estimates by securities analysts;
         o conditions or trends in the Internet or online commerce industries;
         o changes in the economic performance or market valuations of other Internet, online commerce or travel companies;
         o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
         o        additions or departures of key personnel;
         o release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock;
         o        potential litigation;
         o        adverse announcements by our competitors; and
         o the additional sale of common stock by us in a capital raising transaction.

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

Our stock price has fluctuated since our initial public offering from a high of $16.625 to a low of $0.50 as of August, 2001. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

WE MAY BE UNABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET AND PENNY STOCK RULES MAY APPLY TO THE SALE OF OUR COMMON STOCK WHICH, IN EACH CASE, WOULD MAKE IT MORE DIFFICULT FOR YOU TO DISPOSE OF YOUR COMMON STOCK.

Our common stock is listed on the Nasdaq SmallCap Market. We cannot guarantee that it will always be listed. The Nasdaq SmallCap Market rules for continual listing include minimum stock price and other requirements, which we may not meet in the future, particularly if the price of our common stock declines.

If our common stock is delisted from the Nasdaq SmallCap Market, trading in our common stock would be conducted, if at all, on the NASD's OTC Bulletin Board. This would make it more difficult for stockholders to dispose of their common stock and more difficult to obtain accurate quotations on our common stock. This could have an adverse effect on the price of the common stock.

There are separate rules regulating broker-dealers who trade on behalf of customers in unlisted stocks. These rules require broker-dealers to:

         o sell common stock only to purchasers for which transactions in penny stocks are suitable unless such purchasers are established customers as defined in Rule 15g-9 of the Securities Exchange Act of 1934;
         o sell common stock only to purchasers that have sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; and
         o receive the purchaser's written consent to the transaction prior to sale.

The Securities and Exchange Commission has adopted regulations that define "penny stock" to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. Broker-dealers engaging in the sale of penny stocks must comply with the following requirements:

         o delivery to purchasers, prior to the transaction, of a risk disclosure statement prepared by the Securities and Exchange Commission relating to the penny stock market;
         o disclosure to purchasers of the commissions payable to the broker-dealer and its registered representative;
         o disclosure to purchasers of current quotations for the securities; and
         o delivery to customers with monthly statements disclosing recent price information for all penny stock held in the customer's account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules because of the lack of ability or incentive of broker-dealers to sell our common stock.

Many securities listed on the Nasdaq SmallCap Market would be covered by the definition of penny stock, but transactions in a security listed on the Nasdaq SmallCap Market are exempt from the foregoing requirements if:

         o        the customer is an institutional accredited investor; and
         o        the transaction is not recommended by the broker-dealer.

OUR BOARD OF DIRECTORS HAS THE AUTHORITY TO ISSUE PREFERRED STOCK, WHICH COULD DETER TAKEOVER BIDS EVEN IF THOSE BIDS ARE IN THE STOCKHOLDERS' BEST INTERESTS.

      We have 1,000,000 shares of authorized and unissued preferred stock, which could be issued to third parties selected by management or used as the basis for a stockholders' rights plan, which could have the effect of deterring potential acquirers. The ability of our Board of Directors to establish the terms and provisions of different series of preferred stock could discourage unsolicited takeover bids from third parties even if those bids are in the stockholders' best interests.

WE ARE RESTRICTED BY CONTRACT FROM PAYING DIVIDENDS AND WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE AND, AS SUCH, ANY RETURN ON INVESTMENT ON OUR COMMON STOCK WILL DEPEND PRIMARILY UPON THE APPRECIATION IN THE PRICE OF OUR COMMON STOCK.

Our term note places certain restrictions on the future payment of dividends. Furthermore, we currently intend to retain all future earnings for the operation of our business, and, accordingly, we do not anticipate that any dividends will be declared or paid for the foreseeable future. Therefore, any return earned on an investments in our common stock in the foreseeable future, if any, will most likely depend upon the appreciation in the price of our common stock.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company is involved in litigation in the ordinary course of its business. Except as set forth in Note D to the Company's financial statements which is incorporated herein by reference, the Company is not a party to any material litigation and is not aware of any threatened material litigation.

ITEM 4.  SUBMISSION  OF MATTER TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of 800 Travel Services, Inc. was held on May 31, 2001. Each share of Common Stock entitled its holder to one vote on the matters considered by stockholders at the annual meeting. Stockholders present in person, or by proxy, representing 6,507,828 shares of common stock vote on the matters described below.

         (1) The following director was elected to the Company to hold office until his term expires or until his successors have been duly elected and qualified, pursuant to the vote indicated:

                                                     FOR          WITHHELD
             Robert B. Morgan                     6,402,100       105,728

         (2) The stockholders approved the Company's amendment of its Certificate of Incorporation to increase the authorized shares of the Company's common stock (the "Amendment for Common Stock"). The Amendment for Common Stock received 6,203,605 votes for, 289,349 votes against and 14,874 votes abstained.

         (3) The stockholders did not approve the Company's proposed amendment to its Certificate of Incorporation to increase the authorized shares of the Company's preferred stock (the "Amendment for Preferred Stock"), which required the affirmative vote of a majority of the outstanding shares entitled to vote on the proposal. The Amendment for Preferred Stock received 1,285,622 votes for, 305,597 votes against, 17,874 votes abstained, and 4,898,735 shares were not voted.

         (4) The stockholders approved the adoption of the Company's 2001 Stock Option Plan (the "Plan"). The Plan received 6,138,074 votes for, 355,420 votes against, and 14,384 votes abstained.

         (5) The stockholders approved the proposal to ratify the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year 2002. Grant Thornton LLP received 6,440,954 votes for, 46,019 votes against, and 20,855 votes abstained.

ITEM 6.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a) Exhibits: See Exhibit Index

         (b) Reports on Form 8-K

         During the quarter, the Company filed a report on Form 8-K dated May 31, 2001 announcing the election of the shareholders meeting and the reelection of Robert Morgan as a director, the approval of the amendment to the Company Certificate of Incorporation to increase the authorized shares of capital stock from 10,000,000 to 50,000,000 and the approval of the Company 2001 stock option plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2001

                                    800 TRAVEL SYSTEMS, INC.
                                    ------------------------
                                    (Registrant)

                                    By:    /s/ Peter M. Sontag
                                    --------------------------------------------
                                       Peter M. Sontag, Chief Executive Officer

                                    By:    /s/ Robert B. Morgan
                                    --------------------------------------------
                                       Robert B. Morgan, Chief Financial Officer

                                  Exhibit Index

Exhibit                  Description
-------                  -----------

3.1      Amended and Restated Certificate of Incorporation. (1)

3.2      Amended and Restated Bylaws. (1)

3.3      Amendment to Certificate of Incorporation of 800 Travel Systems, Inc
         (2)

4.4 Term Note Agreement dated January 22, 2001 between 800 Travel Systems and Sabre, Inc. (3)

4.5      2001 Stock Option Plan

4.6 Waiver letter dated August 10, 2001 regarding Term Note Agreement between Sabre, Inc. and 800 Travel Systems, Inc.

10.26 Term Note Agreement dated January 22, 2001 between 800 Travel Systems and Sabre, Inc. (3)

         (1) Incorporated by reference to 800 Travel Systems' Registration Statement on From SB-2 No. 333-28237.
         (2) Incorporated by reference to 800 Travel Systems' Report on Form 8-K dated May 31, 2001.
         (3) Incorporated by reference to 800 Travel Systems' Report on Form 10-KSB filed March 30, 2001