Form 10QSB/A
period 2001-06-30
800 TRAVEL SYSTEMS INC
filed 2001-08-31
CIK 1039208

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

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

                          Yes | |                  No |X|

                          Amendment No. 1 to Form 10QSB
                          -----------------------------

The Company is amending its Form 10QSB to revise PART I Financial Information, particularly Item I Financial Statements, Note C: Notes Payable and Long-Term Debt and Item 2 Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources, the paragraph relating to the Company's impairment analysis at June 30, 2001. In connection with this amendment, the Items of the Company's form 10QSB affected by the aforementioned revisions are hereby set forth below as amended in their entirety.

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

NOTE C: NOTES PAYABLE AND LONG-TERM DEBT


In January 2001, the Company entered into a $1.8 million term note agreement ("Term Note Agreement"), with Sabre Inc. ("Sabre"). In February 2001 the Company borrowed $1.8 million under the Term Note Agreement. The Term Note Agreement matures in January 2006 and is payable in sixty equal consecutive monthly installments beginning one month from funding the advance and such payments will be offset by certain amounts due the Company from Sabre. This agreement pays interest at the Prime Rate plus 2.5% and requires that the Company maintain certain financial ratios and contains limitations on, among other things, our ability to incur additional indebtedness, pay dividends and make acquisitions without the vendor's permission. The Term Note Agreement is secured by all of the accounts receivable of the Company. The financial covenants contained in the Term Note Agreement require: that the Company maintain Tangible Net Worth (as defined therein) of not less than $1.4 million, that the ratio of Total Liabilities to Tangible Net Worth will not exceed 2.5 and that the ratio of the current assets to the current liabilities would not be less than 1.0. The Company was not in compliance with the Tangible Net Worth covenant and ratio of Total Liabilities to Tangible Net Worth at June 30, 2001, but the Company obtained a waiver from Sabre for such noncompliance for the three month period ended June 30, 2001 and continuing through September 30, 2001.

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


As a result of the Company's ongoing operating losses, the Company undertook an analysis for impairment of the goodwill recorded in connection with the Joseph Stevens Group ("JSG") acquisition. The Company's analysis included the expected costs reductions principally from personnel reductions and initial revenue increases targeted and expected to be implemented by the Company from increases in service fees and thereafter remaining flat over the remaining time period. The Company's analysis also consisted of among other things, a review of the cash flows projected from JSG for 22 years on a non-discounted basis, which resulted in the expected cash flows exceeding the carrying value of the JSG goodwill. Inherent in such analysis are management's estimates of the future which are subject to change. For example, had a shorter time period than 22 years been used for the non-discounted cash flow analysis performed by the Company, the carrying value of the goodwill could have exceeded the expected future cash flows from the JSG operation which would have resulted in a possible impairment of the JSG goodwill. The Company believes based upon information currently available to management that the projections covering the 22 year time period and utilized in connection with its analysis are reliable. As a result of the Company's analysis under the currently applicable accounting literature, the company does not believe any impairment existed at June 30, 2001 with respect to the goodwill recorded and being amortized by the Company for JSG. The Company will continue to review on a quarterly basis whether an impairment analysis is required. If the Company determines as a result of future events and circumstances to change any estimates utilized, including the period over which the cash flows expected from JSG are analyzed, it is possible that the Company would have to take an impairment charge related to the value of the goodwill on its books for JSG. In addition effective January 1, 2002, the Company's analysis will incorporate the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Intangible Assets." The new standard will result in a different analysis with respect to the measurement for impairment of the Company's goodwill, which may include obtaining an independent valuation. There can be no assurances that the Company will not incur a charge against its earnings as a result of management's future analysis of the JSG goodwill or implementation of the new accounting standard. Any future charge for impairment of the JSG goodwill could have a material adverse affect on the Company's financial condition and results of operation.



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

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its 10QSB report for June 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 31, 2001

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