Form 10QSB
period 2001-09-30
800 TRAVEL SYSTEMS INC
filed 2001-11-14
CIK 1039208

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                                   (MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                      Yes |X|                  No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,895,536 shares of Common Stock, $.01 par value, were outstanding, as of October 31, 2001.

Transitional Small Business Disclosure Format (check one):

                      Yes | |                  No |X|


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,      December 31,
                                                                    2001               2000
                                                                    ----               ----
                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                          $    407,724       $  1,269,126
  Receivables, net                                                   682,054            604,460
  Prepaid assets                                                      21,426             57,297
                                                                -------------      -------------
     Total current assets                                          1,111,204          1,930,883
LEASEHOLD IMPROVEMENTS, EQUIPMENT
  AND COMPUTER SOFTWARE, net                                       1,851,146          2,257,684
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
   ACQUIRED, net                                                   4,235,425          4,964,883
OTHER ASSETS
  Trademarks, net                                                    294,327            295,632
  Capitalized software                                               576,307             55,251
  Related party receivables                                                -             19,225
  Bonds, security deposits and other assets                           71,788             91,424
                                                                -------------      -------------
     Total other assets                                              942,422            461,532
                                                                -------------      -------------
     TOTAL ASSETS                                               $  8,140,197       $  9,614,982
                                                                =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                          $    459,552       $    133,454
  Accounts payable and accrued liabilities                           921,886            978,731
  Accrued compensation                                               185,853            289,827
  Accrued restructuring cost                                         831,703                  -
  Unearned revenue                                                   112,800            112,796
                                                                -------------      -------------
     Total current liabilities                                     2,511,794          1,514,808

LONG-TERM DEBT - less current maturities                           1,315,649            139,777
DEFERRED RENT                                                        184,228            178,685
UNEARNED REVENUE                                                     209,652            292,595
                                                                -------------      -------------
     Total liabilities                                             4,221,323          2,125,865
                                                                -------------      -------------
STOCKHOLDERS' EQUITY
  Common stock                                                        78,955             78,955
  Additional paid-in capital                                      12,868,363         12,731,052
  Accumulated deficit                                             (9,028,444)        (5,320,890)
                                                                -------------      -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  8,140,197       $  9,614,982
                                                                =============      =============

              The accompanying notes are an integral part of these financial statements


                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended                   Nine Months Ended
                                                                    September 30,                         September 30,
                                                           --------------------------------      --------------------------------
                                                                2001               2000               2001               2000
                                                           -------------      -------------      -------------      -------------
REVENUES
   Commission                                              $  1,975,232       $  2,057,731       $  6,169,518       $  5,436,815
   Ticket delivery and service fees                           1,526,750          1,391,096          4,801,073          4,587,059
                                                           -------------      -------------      -------------      -------------
      Total Revenue                                           3,501,982          3,448,827         10,970,591         10,023,874

OPERATING EXPENSES
   Employee costs                                             2,049,540          1,903,166          6,811,620          5,303,966
   Restructuring costs                                          897,691                  -            897,691                  -
   Goodwill impairment                                          546,762                  -            546,762                  -
   Other selling, general and administrative expenses         2,016,084          2,015,516          6,336,055          5,660,660
                                                           -------------      -------------      -------------      -------------
      Total operating expenses                                5,510,077          3,918,682         14,592,128         10,964,626
                                                           -------------      -------------      -------------      -------------


LOSS FROM OPERATIONS                                         (2,008,095)          (469,855)        (3,621,537)          (940,752)

LOSS ON DISPOSITION OF ASSETS                                   (12,602)                 -            (12,602)                 -

INTEREST INCOME (EXPENSES), NET                                 (36,916)            16,285            (73,415)            51,690
                                                           -------------      -------------      -------------      -------------

LOSS BEFORE INCOME TAXES                                     (2,057,613)          (453,570)        (3,707,554)          (889,062)
PROVISION FOR INCOME TAXES                                            -                  -                  -                  -
                                                           -------------      -------------      -------------      -------------
NET LOSS                                                   $ (2,057,613)      $   (453,570)      $ (3,707,554)      $   (889,062)
                                                           =============      =============      =============      =============
NET LOSS PER COMMON SHARE
    -BASIC & DILUTED                                       $      (0.26)      $      (0.06)      $      (0.47)      $      (0.12)
                                                           =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    -BASIC & DILUTED                                          7,895,536          7,796,199          7,895,536          7,687,615
                                                           =============      =============      =============      =============


                   The accompanying notes are an integral part of these financial statements

                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                               Common Stock           Additional
                                                       ----------------------------    Paid-in        Accumulated
                                                            Shares        Amount       Capital          Deficit         Total
                                                       -------------  -------------  -------------   -------------   -------------
Balance, December 31, 1999                                7,616,296   $     76,163   $ 12,137,150    $ (3,404,693)   $  8,808,620
  Common stock issued for services                           50,000            500        249,500               -         250,000
  Common stock issued for acquisition                       229,240          2,292        355,895               -         358,187
  Issuance cost for warrants                                      -              -        (11,493)              -         (11,493)
  Net loss                                                        -              -              -      (1,916,197)     (1,916,197)
                                                       -------------  -------------  -------------   -------------   -------------

Balance, December 31, 2000                                7,895,536         78,955     12,731,052      (5,320,890)      7,489,117

  Warrants issued in settlement of litigation
      (unaudited)                                                 -              -        154,000               -         154,000
  Common stock to be issued for services (unaudited)              -              -         26,875               -          26,875
  Issuance cost for warrants (unaudited)                          -              -        (43,564)              -         (43,564)
  Net loss (unaudited)                                            -              -              -      (3,707,554)     (3,707,554)
                                                       -------------  -------------  -------------   -------------   -------------

Balance, SEPTEMBER 30, 2001(unaudited)                    7,895,536   $     78,955   $ 12,868,363    $ (9,028,444)   $  3,918,874
                                                       =============  =============  =============   =============   =============

                   The accompanying notes are an integral part of these financial statements

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                    -------------
                                                                               2001               2000
                                                                           ------------      ------------
Increase (decrease) in cash                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(3,707,554)      $  (889,062)
  Adjustments to reconcile net loss to net cash provided by
    Operating activities, net of acquisition:
      Depreciation and amortization                                            808,464           678,905
      Loss on disposition of assets                                             12,602                 -
      Goodwill impairment                                                      546,762                 -
      Compensation expense for common stock to be issued to employees           26,875                 -
      Receivables                                                              (77,594)           74,392
      Prepaid assets and other assets                                           74,648             9,664
      Deferred rent and unearned revenue                                       (77,396)          (53,520)
      Accounts payable and accrued liabilities                                 824,884           (26,700)
                                                                           ------------      ------------

               Net cash used in operating activities                        (1,568,309)         (206,321)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of leasehold improvements, equipment and computer software         (210,443)         (794,057)
  Purchase of trade mark                                                       (20,000)                -
  Cash paid for acquisition                                                          -          (200,000)
  Software development costs                                                  (521,056)                -
                                                                           ------------      ------------

               Net cash used in investing activities                          (751,499)         (994,057)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long term debt                                        (298,030)         (110,883)
  Proceeds from note                                                         1,800,000                 -
  Issuance cost for warrants                                                   (43,564)                -
                                                                           ------------      ------------

               Net cash provided by (used in) financing activities           1,458,406          (110,883)
                                                                           ------------      ------------

NET DECREASE IN CASH                                                          (861,402)       (1,311,261)

CASH AT THE BEGINNING OF PERIOD                                              1,269,126         2,181,020
                                                                           ------------      ------------

CASH AT THE END OF PERIOD                                                  $   407,724       $   869,759
                                                                           ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
    Interest                                                               $   122,211       $    28,131
                                                                           ============      ============
    Income taxes                                                           $         -       $         -
                                                                           ============      ============

NON-CASH ACTIVITY

Warrants valued at $154,000 were issued as part of the settlement of litigation in 2001, which was accrued at December 31, 2000.


                   The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001 (unaudited)

NOTE A:  BUSINESS AND BASIS OF PRESENTATION

800 Travel Systems, Inc. is a direct marketer of travel related services, focused primarily on providing leisure air, cruise and tour reservation services. The Company provides low-priced air, cruise and tour tickets for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers, through its websites on the World Wide Web (at www.LowAirfare.com, www.CruiseBrokers.com and www.TourBrokers.com) and through its nationwide network of approximately 1,500 independent remote travel agents. The Company was formed in November 1995 in Tampa, Florida to acquire certain assets and assume certain liabilities of 1-800-Low airfare, Inc. (the Predecessor Business), which occurred December 1, 1995. Simultaneously with the Company's initial public offering in January 1998, the Company acquired the Joseph Stevens Group, Inc. pursuant to a merger, with the Company as the surviving entity. In August 2000, the Company acquired the assets and liabilities of Prestige Travel Systems, Inc. (Prestige) in a merger accounted for as a purchase.

NOTE B:  OPERATIONAL MATTERS

The Company has incurred net losses and negative cash flows on both an annual and interim basis. For the twelve and nine month periods ended December 31, 2000 and September 30, 2001, the Company had net losses of $1,916,197 and $3,707,554, respectively. For the nine months ended September 30, 2001, the Company had a decrease in cash of $861,402 and has a cash balance of $407,724 at September 30, 2001. The result of its operations required the Company, beginning at the end of the second quarter, to aggressively initiate measures to improve operations including the following:

         o        Elimination of 150 call center and administrative positions
         o        Closure of the San Diego, California reservation center
         o Implementation of initiatives to reduce professional service fees, advertising expenses and costs associated with transaction errors
         o        Increase in the service fees charged on transactions
         o        Implementation of benefit programs for customers
         o        Adoption of a number of strategic marketing agreements

The Company believes that it has made substantial progress in its cost reduction efforts to date. The Company expects the cost reduction initiatives, service fees and marketing agreements will positively impact its results going forward as management continues to work to align its cost structure with revenues.

As a result of the measures to improve operations, the Company recorded a charge to its operations of $897,691 for costs resulting from the restructuring of the Company's operations. These restructuring costs are comprised of costs associated with closing the San Diego reservation center and employee severance costs for personnel terminated through September 30, 2001.

NOTE C:  NET LOSS PER COMMON SHARE

The following table reconciles the numerators and denominators of the basic and diluted net loss per common share computations, as computed in accordance with FAS 128.

                                              Three Months Ended                Nine Months Ended
                                                 September 30,                    September 30,
                                                 -------------                    -------------
                                           2001              2000              2001              2000
                                       ------------      ------------      ------------      ------------
Net loss - (numerator)                 $(2,057,613)      $  (453,570)      $(3,707,554)      $  (889,062)
Basic:
Average common shares outstanding
 (denominator)                           7,895,536         7,796,199         7,895,536         7,687,615
                                       ============      ============      ============      ============
Net loss per
 common share-basic and diluted        $      (.26)      $      (.06)      $      (.47)      $      (.12)
                                       ============      ============      ============      ============

All options and warrants outstanding for the three months and nine months ended September 30, 2001 and September 30, 2000 are excluded from the calculation of diluted weighted average shares as they are anti-dilutive.

NOTE D: NOTES PAYABLE AND LONG-TERM DEBT

In January 2001, the Company entered into a $1.8 million term note agreement ("Term Note Agreement"), with Sabre Inc. ("Sabre"). In February 2001 the Company borrowed $1.8 million under the Term Note Agreement. The Term Note Agreement matures in January 2006 and is payable in sixty equal consecutive monthly installments beginning one month from funding the advance and such payments will be offset by certain amounts due the Company from Sabre. This agreement pays interest at the Prime Rate plus 2.5% and requires that the Company maintain certain financial ratios and contains limitations on, among other things, our ability to incur additional indebtedness, pay dividends and make acquisitions without the vendor's permission. The Term Note Agreement is secured by all the accounts receivable of the Company. The financial covenants contained in the Term Note Agreement require: that the Company maintain Tangible Net Worth (as defined therein) of not less than $1.4 million, that the ratio of Total Liabilities to Tangible Net Worth would not exceed 2.5 and that the ratio of the current assets to the current liabilities would not be less than 1.0. At September 30, 2001, the Company was not in compliance with the Tangible Net Worth covenant nor the ratio of Total Liabilities to Tangible Net Worth or the ratio of current assets to current liabilities. In addition, the Company had breached the covenant not to permit a change in its Chief Executive Officer. The Company has, however, obtained a waiver from Sabre for such noncompliance for the three month period ended September 30, 2001 and continuing for the three month period ended December 31, 2001.

NOTE E:  COMMITMENTS AND CONTINGENCIES

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

The Company is one of twelve defendants in an action pending in the Untied States District Court for the Southern District of California entitled The Joseph Stevens Group LLC v. Steve Rohrlick, et al., Case No. 98CV2098 L (NLS). This action was originally commenced in October 1998, by the The Joseph Stevens Group LLC ("JSG LLC") against two defendants and arose out of disputes between the plaintiff and those defendants over, inter alia, the management of plaintiff's affairs and the disposition of various of plaintiff's assets, including Company stock held in the name of JSG LLC. Subsequently, on or about November 1999, plaintiff was granted leave to serve a second amended complaint in which it joined a number of additional parties as defendants, including the Company. JSG LLC alleges a number of claims against the Company arising out of, inter alia, its involvement in the purchase of various assets from JSG LLC pursuant to an agreement between JSG LLC and the Company dated March 20, 1998 (the "March 20, 1998 Agreement") and its alleged involvement in the transfer of Company stock held in the name of JSG LLC. JSG LLC does not specify the relief it seeks from the Company, stating only that it seeks to recover an amount of actual and punitive damages "subject to proof at trial" and rescission of the March 20, 1998 Agreement. The Company believes that the claims asserted against it are without merit and it intends to defend this action vigorously.

On March 24, 2000, the Company was sued in the 134th District Court of Dallas County, Texas in a matter styled First London Securities Corporation v. 800 Travel Systems, Inc. a/k/a I Fly (Cause No. 00-02222), in which the Plaintiff, who was the Company's managing underwriter for the Company's initial public offering in January 1998, maintains that it was unable to exercise its rights under a particular Underwriting Agreement and a particular Representative's Warrant Agreement. Plaintiff's petition seeks to recover allegedly unrealized profits of no less than $377,343.75 and as much as $1,716,085.90, plus interest, attorney's fees and court costs. On March 14, 2001, the Plaintiff and the Company entered into an Initial Settlement Agreement under which the Plaintiff and the Company also executed a new Warrant Agreement. These two documents provided for the Company's payment of $60,000 in monetary consideration which was paid in March 2001 and the Company's issuance of new warrant certificates exercisable for 257,950 shares of the Company's common stock at $1.5626 per share, as well as the cancellation of 157,950 warrant certificates previously issued under the Underwriting Agreement and the Representative's Warrant Agreement referenced above. In the event that the registration statement related to the shares underlying the new warrants is not declared effective by the SEC by a certain date, which is subject to adjustment, the Company will then be obligated under the Initial Settlement Agreement to issue additional new warrant certificates exercisable to purchase 64,487 shares of common stock at $1.5626 per share. In the event that the registration statement related to the shares underlying the new warrants is still not declared effective by the SEC by a later certain date, the Plaintiff may elect to retain the new warrant certificates and additional new warrant certificates and to dismiss the pending litigation with prejudice, or to surrender all of those new certificates and to proceed to trial on the underlying claims asserted in the pending litigation. In the event Plaintiff elects to retain the certificates and to dismiss the pending litigation, the Company would be obligated to make a one-time payment of $50,000 to the Plaintiff as a liquidated penalty. In the event Plaintiff elects to surrender the certificates and proceed to trial, management of the Company intends a vigorous defense of these claims. The case has been transferred to the 95th District Court, and is set for trial on the docket beginning April 1, 2002.

On or about May 10, 2001 the Company filed an action in the United States District Court for the Middle District of Florida, 800 Travel Systems, Inc. v. Jack J. Zahran, an individual; Unified Agent, Inc. a New York corp., f/k/a Zahran Associates, Inc. and E-Business Interactive Solutions, Inc. ("EIS") a New York corporation, Case No: 8:01CV917-T-26TGW, in which the Company, as Plaintiff, seeks, among other things (i) damages from various defendants for breach of various agreements relating to the development and maintenance of the agent interactive software; and (ii) to establish its ownership and/or maintenance rights with respect to the agent interactive software. An amended complaint was filed by the Company and an answer and counterclaim were filed by defendant, Unified Agent, Inc., on or about October 2001. Unified Agent, Inc.'s counter-claim against the Company seeks, among other things (i) a declaratory judgment that EIS developed the agent interactive software system and as a sole developer of the agent interactive software owns a copyright from the time of development forward and that those rights were assigned to Unified Agent, (ii) damages for alleged breaches of various oral and written agreements and payments on accounts, (iii) damages for unjust enrichment in connection with the Company's use of the agent interactive software, (iv) damages based upon certain equitable principles in connection with the enforcement of a consulting arrangement, and (v) damages based upon alleged slanderous and disparaging statements against Unified Agent attributed to the Company's Chairman. While the Company is confident in its position with respect to the agent interactive software and its entitlement to certain rights with respect thereto and it intends to vigorously defend against the counterclaims, there can be no assurance that the Company will ultimately prevail in the case against the defendants or in the defense against Unified Agent, Inc.'s counterclaims. Furthermore, there can be no assurance that the Company will be able to continue to provide the services of the agent interactive software to its customers during the pendency of the case.

CONTRACTUAL COMMITMENTS AND CONTINGENCIES
-----------------------------------------

Certain of the Company's commitments may be adversely affected due to the effects on the Company's business resulting from the terrorist attacks on September 11, 2001, including:

         o SAN DIEGO LEASE: Due to a reduction of business resulting from terrorist acts, the Company discontinued the operation of its San Diego, California reservation center in September 2001. The Company intends to utilize its Tampa reservation center to service customers previously handled by the San Diego reservation center. The lease obligation for the San Diego reservation center expires in January 2007 and the future rental commitment for the remainder of the Lease approximates $995,000. Management intends to offset this obligation by pursuing a subleasing arrangement or by negotiating an early termination with the landlord.
         o TAMPA LEASE: The Landlord of the Company's Tampa facility has agreed to postpone payment of the Company's base rent obligations for the fourth quarter of 2001, to be paid over a twelve month period commencing July 2002.
         o EMPLOYMENT AGREEMENTS: The Company has not complied with the terms of the employment agreements of several of the Company's employees due to a Company-wide 10% temporary compensation reduction. The Company anticipates that it will be successful in obtaining the cooperation of such employees for the time required until their compensation levels can be restored.
         o SABRE AND AT&T AGREEMENTS: The Company is unable to determine if it will be able to meet in the future, certain performance or volume commitments in its subscriber agreement with Sabre and its telephone service agreement with AT&T. If the Company is not successful at meeting these minimum performance commitments, the Company may be liable for an amount resulting from the shortfall. Should a shortfall occur, Management believes it would be successful at obtaining relief or renegotiating the terms of such agreements.

The Company is diligently attempting to remedy or mitigate any noncompliance with such commitments, and management of the Company believes that it will be able to effect a satisfactory resolution of such matters.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

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

As a result of the Company's ongoing operating losses, the Company undertook an analysis for impairment of the goodwill recorded in connection with the Joseph Stevens Group, Inc. ("JSG") acquisition. The Company's analysis included the expected costs reductions and revenue increases targeted and expected to be implemented by the Company as well as an independent valuation of the JSG acquisition based on estimates of cash flows and comparable company values in the same industry. As a result of the Company's analysis under the provisions of SFAS 121, using the valuation as basis for measurements, the Company recorded a non-cash goodwill impairment charge of $547,000 at September 30, 2001. The Company will continue to review on a quarterly basis whether additional impairment analysis is required. Effective January 1, 2002, the Company's analysis will incorporate the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Intangible Assets". Management does not believe that the adoption of these pronouncements will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

OVERVIEW

800 Travel Systems, Inc. and its wholly-owned subsidiary Prestige, referred to herein as "the Company", "we", "our", "us", "800 Travel Systems", "800 Travel" is a direct marketer of travel related services, focused primarily on providing leisure air, cruise and tour reservation services, commonly referred to as bookings. The Company provides low-priced air, cruise and tour bookings for domestic and international leisure travel to its customers through its easy-to-remember, toll-free numbers, through its websites on the World Wide Web (at www.LowAirfare.com, www.CruiseBrokers.com and www.TourBrokers.com) and through its nationwide network of approximately 1,500 independent remote travel agents. The Company operates a reservation center in Tampa, Florida 7 days a week throughout the year. The Company also operates its cruise, tour and remote agent fulfillment center in Tampa. As a result of its agreements to sell discounted tickets with air, cruise and tour operators directly, as well as other ticket suppliers, the Company is able to charge its customers a service charge, while still offering low-priced tickets. Since 800 Travel is currently a broker for tickets, it does not purchase or inventory tickets and accordingly, has no costs and/or risks associated with such inventory.

A distinguishing feature of the www.LowAirfare.com website is its ability to connect live reservation agents directly with on-line travel consumers in an instant messaging format that allows consumers to book air travel, on-line, in real time. The Company has determined to concentrate its efforts and resources on an interactive web site rather than a fully automated ("stand-alone") reservation booking system. The Company believes that its Internet customers find the interaction helpful and therefore increases the likelihood of Internet customers completing a reservation online, resulting in a favorable completed sales ratio (look-to-book ratio) when compared to e-commerce industry averages. In addition, this technology enables the Company's experienced reservation agents to handle up to eight online customers at once as each online customer progresses through the online booking process. In July 2001, the company recommenced limited operation of its stand-alone reservation booking systems at www.Fly4less.com and www.Vuela.com.

The Company generates revenues principally from (i) commissions on air, cruise and tour travel reservations and other travel related services including override commissions on reservations the Company books on certain air and cruise lines constituting approximately 50% of revenue (ii) segment incentives under its contract with SABRE constituting approximately 5% of revenue and (iii) service fees that it charges its customers constituting approximately 45% of revenue. The Company markets its services by (i) advertising in Yellow Page directories across the United States, (ii) advertising on the Internet with banner ads, keywords and e-mail, (iii) initiating sales efforts to businesses that desire travel fulfillment services, and (iv) enrolling independent remote travel agents.

Gross reservations represent the aggregate retail value of the bookings sold to consumers, including delivery and service fees charged by the Company and taxes and impact fees levied on the behalf of various authorities for which the Company generated the booking or ticket. Gross reservations include bookings that were sold to retail customers of the Company as well as bookings that were sold to retail customers of a fulfillment client of the Company. Gross reservations are not required by generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for other information prepared in accordance with GAAP. Gross reservations for the three and nine months ended September 30, 2001 and 2000 were, $22,758,696, $23,600,112, $73,885,057 and $68,262,035 respectively. Substantially all of the gross reservations are generated from air, cruise and tour bookings. As previously disclosed, airline commissions were reduced in October 1999 and continue to negatively impact revenues to the extent that such reduced commissions are not able to be offset by increases in service fees charged to customers. In addition, certain airlines have implemented caps on commissions paid of $10.00 for one way and $20.00 for roundtrip flights. The Company anticipates being able to offset future commission reductions by negotiating non-published fares directly with the airline carriers to which a mark up paid by the consumer could be earned by the Company. In March and October 2001, Northwest and Continental Airlines, respectively, announced they would no longer pay commissions for air travel booked on the Internet through stand-alone booking.

The Company's operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses including rent and computer maintenance fees and interest, fees and expenses associated with 800 Travel's financing activities.

RECENT DEVELOPMENTS

Terrorists Acts and Restructuring Charges

On September 11, 2001 terrorists, through the use of hijacked airliners, attacked the World Trade Center towers in New York City and the Pentagon in Washington D.C. These terrorist acts have had a significant adverse impact on the travel industry. As a result of such attacks, our revenue and operations have been materially adversely affected. The Company anticipates that the September 11, 2001 terrorist acts will have a negative impact on the volume and price of bookings in the near future, however management believes recovery is most likely in the middle of 2002. To the extent federal regulators shut down air travel for several days and imposed revisions to airport and airline operations or limit operations in major cities, our business and operations may continue to be adversely affected. To the extent airlines are not able to resume full operations in the near future our business and operations may continue to be adversely affected. Should the American public substantially curtail, limit or cancel travel activities for an extended period of time following the terrorist attack, we may have to, in turn, continue to reduce our operations commensurate with the lower demand which may have a material adverse affect on our business and operations. For the three months ended September 30, 2001, the Company recorded a charge of $.9 million relating to restructuring the Company in response to the anticipated loss of business resulting from these terrorist acts. Included in this restructuring charge are costs associated with closing the San Diego reservation center and severance benefits related to the reduction of corporate personnel.

San Diego Reservation Center Closing

Following the terrorists' attacks, in September 2001, the Company closed its reservation center in San Diego, California and moved those operations to its reservation center in Tampa, Florida. The Company's lease for the San Diego facility has a remaining term in excess of five years and the Company is currently seeking a tenant to assume the lease or sublease the premises.

Goodwill Impairment

As a result of the Company's ongoing operating losses and the impact of the terrorist attacks, the Company undertook an analysis for impairment of the goodwill recorded in connection with the Joseph Stevens Group, Inc. ("JSG") acquisition. The Company's analysis included the expected costs reductions and revenue increases targeted and expected to be implemented by the Company as well as an independent valuation of the JSG acquisition. As a result of the Company's analysis, under the currently applicable accounting literature, the Company recorded a non-cash goodwill impairment charge of $.5 million at September 30, 2001. The Company will continue to review on a quarterly basis whether additional impairment analysis is required. Effective January 1, 2002, the Company's analysis will incorporate the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Intangible Assets".

Changes in Management

In September 2001, Peter M. Sontag resigned as Chief Executive Officer of the Company but will remain as Chairman of the Board of Directors to focus on strategic alternatives. The Board appointed Robert B. Morgan, the Company's Chief Financial Officer, as President and Chief Executive Officer. John Montana, a prominent New York based business executive and investor has been appointed to the Board, while Russel L. Ray, Jr., Antoine Toffa and L. Douglas Bailey have resigned from the Board.

Update on Cost Reductions and Other Company Initiatives

During the last half of the prior year and into the first half of the current year, the Company added infrastructure and call center personnel in anticipation of expected growth in the travel industry and various business initiatives coming to successful completion. As a result of the continued slow down in the overall economy and the subsequent terrorist acts, leisure travel did not increase as expected by management, nor did some of the anticipated initiatives materialize. Management has determined that the Company can no longer carry the added costs in anticipation of a significant improvement in revenue that was not materializing. While revenue did experience an increase, it did not improve significantly enough to justify the burden of the expenses being incurred for the added employees and infrastructure. Accordingly, at the end of the second quarter 2001, the Company began and currently continues to aggressively initiate measures to reduce costs including the following:

         Approximately 150 call center and administrative positions were eliminated, which the Company expects will reduce operating costs by approximately $2.3 million over the next 12 months. A number of initiatives were implemented to reduce professional service fees, advertising expenses and costs associated with transaction errors, which the Company expects will reduce costs by approximately $.9 million over the next 12 months. In addition to the foregoing cost reduction measures, the Company implemented benefit programs for certain customers and in conjunction therewith increased the service fees charged on transactions where additional benefits were made available. The Company believes the increased service fees will continue to have a positive impact on its revenue. The Company also entered into a number of strategic marketing agreements which are expected to contribute to revenue in the future.

The Company believes that it has made substantial progress in its cost reduction efforts to date. The Company expects the cost reduction initiatives, service fees and marketing agreements will positively impact its results going forward as management continues to work to align its cost structure with revenues.

Nasdaq listing requirements

Our common stock is listed on the Nasdaq SmallCap Market. The Nasdaq SmallCap Market rules for continual listing include minimum stock price, minimum stockholders equity and other requirements, which we may not meet in the future, particularly if the price of our common stock declines. As of October 31, 2001, the Company is not in compliance with the minimum stock price listing requirement; however, due to the terrorists acts of September 11, 2001, Nasdaq has temporarily waived the minimum stock price listing requirement until January 2, 2002.

Set forth below for the periods indicated are the revenues as a percentage of gross reservations and operating expenses, other income and net loss as a percentage of revenues for the three and nine months ended September 30, 2001 and 2000, respectively.

                                                     Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                                --------------------------       -------------------------
                                                  2001             2000            2001            2000
                                                ---------        ---------       ---------       ---------
                                                               (unaudited)                     (unaudited)
Revenues
     Commissions                                     8.6 %    *       8.7 %   *       8.3 %   *       8.0 %   *
     Ticket delivery and service fees                6.8              5.9             6.5             6.7
                                                ---------        ---------       ---------       ---------
     Total Revenues                                 15.4 %           14.6 %          14.8 %          14.7 %
                                                =========        =========       =========       =========
Operating Expenses
    Employee costs                                  58.5 %    **     55.2 %   **     62.1 %   **     52.9 %   **
    SG & A, other (includes Goodwill
      Impairment and Restructuring Charges)         98.8             58.4            70.9            56.5
                                                ---------        ---------       ---------       ---------
    Total Operating Expenses                       157.3            113.6           133.0           109.4
                                                ---------        ---------       ---------       ---------
Loss from Operations                               (57.3)           (13.6)          (33.0)           (9.4)
Other                                               (1.4)             0.4            (0.9)            0.5
                                                ---------        ---------       ---------       ---------
Net Loss                                           (58.7)%          (13.2)%         (33.9)%          (8.9)%
                                                =========        =========       =========       =========

*  Revenues as a percentage of gross reservations.
** Expenses as a percentage of revenues.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Revenues for the three months ended September 30, 2001 were approximately equal to the revenues for the three months ended September 30, 2000. Increases in the volume of travel reservations, which include air, cruise and tour bookings, were offset by a decrease in the average revenue per reservation sold. The decrease in average revenue per booking resulted primarily from a decrease in the price of tickets sold and was partially offset by an increase in service fees charged to customers. Revenues as a percentage of gross reservations increased to 15.4% for the three months ended September 30, 2001 from 14.6% for the three months ended September 30, 2000. This increase was primarily due to increased service fees charged to customers. The Company currently earns the same amount of commissions and segment incentives on live agent Internet and call center air bookings. Gross reservations booked for the three months ended September 30, 2001 decreased $.8 million or 3.6% to $22.8 million. This decrease resulted primarily from the decrease in the price of the tickets sold and was partially offset by an increases in the volume of reservations sold. The Company anticipates that the September 11, 2001 terrorist acts will have a negative impact on the volume and price of bookings in the near future, however management believes, absent any further terrorist acts, recovery is most likely in the middle of 2002.

Revenues through call centers, which include Prestige, increased $.2 million or 7.4% to $3.3 million for the three months ended September 30, 2001. The volume of reservations sold increased and the average revenue per booking remained relatively constant as a result of a decrease in the price of bookings that was offset by an increase in service fees charged to customers. The volume of tickets sold through the call centers increased as a result of improved agent productivity as well as an increase in telephone calls received from fulfillment, cruise and tour sales efforts that was offset by a reduction in telephone calls received from Yellow Page advertising. The reduction in telephone calls received was due to a variety of factors including but not limited to increased competitive pressures from Internet-based, on-line travel agencies, airlines selling directly to customers on-line, the general economic slowdown and the September 11, 2001 terrorists acts. 800 Travel anticipates the volume of telephone calls from Yellow Page advertising to continue to decline, however the Company believes this decline is slowing and may level off in the near future. The Company expects to continue to aggressively pursue initiatives intended to grow revenues. Specific programs designed to accomplish this objective include: tutoring of lower producing agents, continuing performance incentives for top producing agents, improving customer response times, implementation of on-line fulfillment initiatives and increasing gross sales per agent and sales closing ratios. Gross reservations booked through call centers increased $1 million or 4.7% to $21.2 million for the three months ended September 30, 2001. This increase primarily resulted from an increase in the volume of tickets sold and was partially offset by a lower price of tickets sold.

Revenues from Internet bookings, which consist entirely of air bookings made online with the assistance of an agent, decreased $.2 million or 42.3% to $.2 million for the three months ended September 30, 2001. This decrease resulted primarily from decreases in the volume of and average revenue per air tickets sold. The decrease in the volume of air tickets sold was primarily due to increased competitive pressures from Internet-based, on-line travel agencies and airlines selling directly to customers on-line. Gross reservations from Internet bookings decreased $1.8 million or 53.5% to $1.6 million for the three months ended September 30, 2001. To the extent the Company is successful with its efforts to improve its web site operations, which includes obtaining financing for the marketing thereof, 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses increased $1.6 million, or 40.6%, to $5.5 million for the three months ended September 30, 2001 primarily as the result of a non-cash goodwill impairment charge of $.5 million and a charge of $.9 million relating to restructuring the Company in response to the loss of business resulting from the September 11, 2001 terrorist acts. Included in this restructuring charge are costs associated with closing the San Diego reservation center and severance benefits related to the reduction of corporate personnel. Employee costs increased $.2 million to $2.1 million (or 58.5% of revenues) for the three months ended September 30, 2001 from $1.9 million (or 55.2% of revenues) for the three months ended September 30, 2000 resulting from additional reservation agents and corporate personnel. Other selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2001 were approximately equal to SG&A expenses for the three months ended September 30, 2000.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Revenues increased $.9 million, or 9.4%, to $11 million for the nine months ended September 30, 2001. This increase resulted from the Prestige acquisition, which occurred in August 2000, from which revenues increased $.9 million. Prestige had an immaterial amount of revenues for the nine months ended September 30, 2000. In addition, increases in the volume of air tickets sold were offset by a decrease in the average revenue per air ticket sold. The decrease in average revenue per air ticket resulted primarily from a decrease in the price of air tickets sold. Revenues as a percentage of gross reservations remained relatively constant. The Company currently earns the same amount of commissions and segment incentives on live agent Internet and call center air bookings. Gross reservations booked for the nine months ended September 30, 2001 increased $5.6 million or 8.2% to $73.9 million. This increase resulted primarily from the Prestige acquisition, which occurred in August 2000, from which gross reservations increased $8.1 million to $9.9 million. Prestige had an immaterial amount of gross reservations for the nine months ended September 30, 2000. In addition, increases in the volume of air tickets sold were offset by a decrease in the price of air tickets sold.

Revenues through call centers, which specifically exclude Prestige, for the nine months ended September 30, 2001 were approximately equal to the revenues for the nine months ended September 30, 2000. For comparable reasons, Prestige is excluded from these call center results since the revenues for the nine months ended September 30, 2000 were immaterial. The volume of air tickets sold increased and was offset by a decrease in the average revenue per air ticket. The decrease in average revenue per air ticket resulted primarily from a decrease in the price of air tickets sold. The volume of tickets sold through the call centers increased primarily from an increase in telephone calls received from fulfillment sales efforts and was offset by a reduction in telephone calls received from Yellow Page advertising. The reduction in telephone calls received was due to a variety of factors including but not limited to increased competitive pressures from Internet-based, on-line travel agencies, airlines selling directly to customers on-line and the general economic slowdown. 800 Travel anticipates the volume of telephone calls from Yellow Page advertising to continue to decline, however the Company believes this decline is slowing and may level off in the near future. The Company expects to continue to aggressively pursue initiatives intended to grow revenues. Specific programs designed to accomplish this objective include: tutoring of lower producing agents, continuing performance incentives for top producing agents, improving customer response times, implementation of on-line fulfillment initiatives and increasing gross sales per agent and sales closing ratios. Gross reservations booked through call centers decreased $.8 million or 1.4% to $56.7 million for the nine months ended September 30, 2001. This decrease primarily resulted from a lower price of tickets sold and was partially offset by an increase in the volume of air tickets sold.

Revenues from Internet bookings, which consist entirely of air bookings made online with the assistance of an agent, for the nine months ended September 30, 2001 were approximately equal to the revenues for the nine months ended September 30, 2000. Gross reservations from Internet bookings decreased $1.7 million or 18.7% to $7.3 million for the nine months ended September 30, 2001. To the extent the Company is successful with its efforts to improve web site operations, which includes obtaining financing for the marketing thereof, 800 Travel Systems expects Internet gross reservations and revenues to represent an increasing portion of gross reservations and revenues in future periods.

OPERATING EXPENSES. Operating expenses, which include increases of $1 million resulting from the Prestige acquisition, a non-cash goodwill impairment charge of $.5 million and a charge of $.9 million relating to restructuring the Company in response to the loss of business resulting from the September 11, 2001 terrorist acts increased $3.6 million, or 33.0%, to $14.6 million for the nine months ended September 30, 2001. Included in this restructuring charge are costs associated with closing the San Diego reservation center and severance benefits related to the reduction of corporate personnel. Operating expenses as a percentage of revenues increased 23.6% to 133.0%. Employee costs increased $1.5 million to $6.8 million (or 62.1% of revenues) for the nine months ended September 30, 2001 from $5.3 million (or 52.9% of revenues) for the nine months ended September 30, 2000. Of this increase, $.7 million resulted from the Prestige acquisition and $.8 million from the addition of reservation agents and corporate personnel. Other SG&A expenses increased $.7 million to $6.3 million (or 57.7% of revenues) for the nine months ended September 30, 2001 from $5.6 million (or 56.5% of revenues) for the nine months ended September 30, 2000, resulting from $.3 million from the Prestige acquisition and $.4 million attributed to increased litigation settlement and legal expenses.

INCOME TAXES. No provision for income taxes has been recorded since 800 Travel Systems currently does not record a benefit for losses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2001 primarily as a result of a net loss and was partially offset by depreciation and amortization expenses, a goodwill impairment charge and an increase in accounts payable and accrued liabilities. For the nine months ended September 30, 2000, net cash used in operating activities was $.2 million primarily as a result of a net loss and was partially offset by depreciation and amortization expenses.

Net cash used in investing activities was $.8 million for the nine months ended September 30, 2001 primarily as a result of the purchase of leasehold improvements, equipment and software development costs incurred in connection with the Company's Internet and technological initiatives. For the nine months ended September 30, 2000, net cash used in investing activities was $1 million primarily as a result of computer hardware, software and software development costs incurred in connection with the Company's Internet and technological initiatives and the Prestige acquisition.

Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2001 primarily as a result of proceeds from a note and partially offset by principal payments on debt. For the nine months ended September 30, 2000 net cash used in financing activities was $.1 million primarily as a result of principal payments on debt.

Certain of the Company's commitments may be adversely affected due to the effects on the Company's business resulting from the terrorist attacks on September 11, 2001, including:

         o SAN DIEGO LEASE: Due to a reduction of business resulting from terrorist acts, the Company discontinued the operation of its San Diego, California reservation center in September 2001. The Company intends to utilize its Tampa reservation center to service customers previously handled by the San Diego reservation center. The lease obligation for the San Diego reservation center expires in January 2007 and the future rental commitment for the remainder of the Lease approximates $995,000. Management intends to offset this obligation by pursuing a subleasing arrangement or by negotiating an early termination with the landlord.
         o TAMPA LEASE: The Landlord of the Company's Tampa facility has agreed to postpone payment of the Company's base rent obligations for the fourth quarter of 2001, to be paid over a twelve month period commencing July 2002.
         o EMPLOYMENT AGREEMENTS: The Company has not complied with the terms of the employment agreements of several of the Company's employees due to a Company-wide 10% temporary compensation reduction. The Company anticipates that it will be successful in obtaining the cooperation of such employees for the time required until their compensation levels can be restored.
         o SABRE AND AT&T AGREEMENTS: The Company is unable to determine if it will be able to meet in the future, certain performance or volume commitments in its subscriber agreement with Sabre and its telephone service agreement with AT&T. If the Company is not successful at meeting these minimum performance commitments, the Company may be liable for an amount resulting from the shortfall. Should a shortfall occur, Management believes it would be successful at obtaining relief or renegotiating the terms of such agreements.

The Company is diligently attempting to remedy or mitigate any noncompliance with such commitments, and management of the Company believes that it will be able to effect a satisfactory resolution of such matters.

While the Company has attempted to negotiate development, maintenance and licensing agreements with various parties, in conjunction with the joint development of certain agent interactive software as well as website maintenance and hosting, the Company has not been able to enter into definitive written agreements to date beyond an initial letter of intent. As a result of the foregoing, in May 2001 the Company commenced legal action against various parties with respect to its rights in the development, maintenance or licensing of the agent interactive software and related technological support. See Note E to the Company's financial statements. While there can be no assurance of the ultimate outcome of such legal action, the Company initiated the legal action to secure and protect its rights. The Company is currently performing certain website maintenance and modifications in-house in order to minimize its monthly payments and enhance its ability to improve its web site operation. With this ability, the Company believes it will be able to quickly and efficiently modify the appearance and content of its web site as well as establish links to other sites pursuant to marketing agreements and alliances. The Company has expended, and will continue to expend, additional capital resources to the extent available, to ensure its ability to provide the agent interactive services on a cost effective and beneficial basis, which includes incurring the added expenses associated with developing and operating redundant interactive websites. While the Company, currently believes that notwithstanding the legal action, and subject to events occurring with respect thereto, it will be able to continue offering the agent interactive capabilities, there can be no assurances that the Company will be able to maintain its existing agent interactive capabilities during the course of the litigation or that the redundant interactive websites will be able to perform such services, if at all, on a timely or cost effective basis. The inability of the Company to provide such agent interactive services could have a material adverse effect on its business.

In January 2001, the Company entered into a $1.8 million term note agreement ("Term Note Agreement"), with Sabre Inc. ("Sabre"). In February 2001 the Company borrowed $1.8 million, the full amount available to be advanced under the Term Note Agreement. The Term Note Agreement matures in January 2006 and is payable in sixty equal consecutive monthly installments beginning one month from funding the advance and such payments are offset by certain amounts due the Company from Sabre. Through September 30, 2001, the amounts due to the Company from Sabre have exceeded the monthly installment amounts owed to Sabre under the Term Note Agreement. The Term Note Agreement provides for interest at the Prime Rate plus 2.5% and is secured by all of the accounts receivable of the Company. The Term Note Agreement requires that the Company maintain certain financial ratios and contains negative and affirmative covenants which place restrictions on, among other things, the Company's ability to make acquisitions, dispose of assets, incur additional indebtedness, create liens and pay dividends without Sabre's permission. The financial covenants contained in the Term Note Agreement require: that the Company maintain Tangible Net Worth (as defined therein) of not less than $1.4 million, that the ratio of Total Liabilities to Tangible Net Worth would not exceed 2.5 and that the ratio of the current assets to the current liabilities would not be less than 1.0. At September 30, 2001, the Company was not in compliance with the Tangible Net Worth covenant nor the ratio of Total Liabilities to Tangible Net Worth or the ratio of current assets to current liabilities. In addition, the Company had breached the covenant not to permit a change in its Chief Executive Officer. The Company has, however, obtained a waiver from Sabre for such noncompliance for the three month period ended September 30, 2001 and continuing through December 31, 2001.

The Company is currently exploring several strategic alternatives which may be available and could result in the potential sale of the entire Company or in additional working capital. In the event the Company is unable to successfully initiate and complete any of these initiatives, it may be required to take certain further steps to protect itself, including a possible reorganization of the Company. The Company is also taking aggressive actions to improve its operations, reduce costs and further utilize vendor trade payables. As a result of these actions management believes that, assuming no further terrorists attacks and recovery of the leisure travel activities, the Company's existing cash is expected to be sufficient to fund the capital and liquidity needs of operations through March 31, 2002. Prior to such time, the Company will need to seek additional capital for its short-term requirements. Thereafter, in anticipation of the Company's longer-term capital requirements, the Company may need to seek to raise additional capital.

In the event operating losses continue and or increase or future positive cash flows are not realized, the Company's available cash may not be sufficient and it will need to seek to sell additional equity or debt securities, refinance its existing Term Note Agreement with Sabre or obtain credit lines from financial institutions to meet its liquidity and capital requirements. The sale of equity securities or convertible debt securities could result in significant additional dilution to 800 Travel Systems' shareholders. There is no assurance that the Company will be able to obtain additional capital or financing in amounts or on terms acceptable to the Company, if at all, or on a timely basis. There can also be no assurance that the Company will be able to obtain any further waiver or amendment to its Term Note Agreement or that the Company will be able to negotiate a new agreement with Sabre. In the event that the Company is unable to maintain compliance with the terms of the Term Note Agreement or obtain waivers or amendments and or obtain any necessary additional financing, it would have to further reduce costs and/or consider other strategic alternatives, which could have a material adverse effect on the Company's operations and business.

NEW ACCOUNTING PRONOUNCEMENTS

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

In July, 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

SEASONALITY

Based upon the results of its operations during 1999, 2000 and 2001 to date and its knowledge of the travel industry, 800 Travel Systems anticipates its business may be affected by seasonality. Travel bookings, notwithstanding the impact from the terrorists' acts, typically are lower in the months November through March and higher in April through October as consumers plan their vacations. In response, 800 Travel Systems will vary the number of agents on staff at any time. There can be no assurance that 800 Travel Systems may not have to take proactive steps to reduce its work force in response to seasonal fluctuations in the future. Notwithstanding 800 Travel Systems' efforts, the seasonality of the travel industry is likely to adversely impact 800 Travel Systems' business. Moreover, as a consequence of such seasonality and other factors, 800 Travel Systems' quarterly revenue and operating results will be difficult to forecast and period to period comparisons of results may not be relevant or informative.


FORWARD LOOKING STATEMENTS - RISK FACTORS

You should carefully consider the risks described below, in addition to all other information contained in this report and in our other filings with the SEC, including but not limited to information under the heading "Risk Factors That May Affect Future Results" in evaluating us and our business before making an investment decision. Each of these risk factors could occur and materially adversely affect our business, operating results and financial condition. In that event, the trading price of our common stock and warrants could decline and you may lose part or all of your investment in us. You should be able to bear a complete loss of your investment.

This quarterly report on Form 10-QSB, the Annual Report on Form 10-KSB, the annual report, press releases and certain information provided periodically in writing or orally by the Company's officers, directors or agents contain certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecasted in the forward-looking statements. In addition, the forward-looking events discussed in this quarterly report might not occur. These risks and uncertainties include, among others, those described below and in the section of this report entitled "Risk Factors that May Affect Future Results." Forward looking statements include among other items:

         o our expectation of obtaining future waivers and/or an amendment to our term note agreement;
         o        our ability to achieve the cost reductions we expect;
         o our strategies regarding growth, including our intention to further develop and improve our Internet capabilities and diversify revenues utilizing our call center operation and travel industry expertise;
         o        our financing plans;
         o trends affecting our industry following the September 11, 2001 terrorist attacks and the impact on our financial condition or results of operations;
         o our ability to obtain a tenant to assume or sublease the San Diego facility;
         o our ability to continue to offer online agent interactive services;
         o        our ongoing litigation;
         o        our ability to resolve pending commitments and contingencies;
         o our ability to successfully obtain the cooperation of employees with employment agreements;
         o our ability to continue to control costs and to meet our liquidity and other financing needs;
         o our ability to respond to changes in customer demand, including as a result of increased competition, the increase of Internet activity and terrorist actions.

Although we believe our expectations are based on reasonable assumptions, we can give no assurance that the anticipated results will occur. We assume no obligation to update or revise the forward-looking statements or risks and uncertainties to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors which include, among others:

         o our inability to meet the financial and other covenants and terms in our term note agreement;
         o our inability to obtain waivers and/or an amendment to our term note agreement;
         o the ongoing possibility of future terrorist actions and the resulting impact on the travel industry
         o general economic conditions, particularly those affecting fuel and other travel costs and their effect on the volume of consumer air travel;
         o the inability to obtain a tenant to assume or sublease the San Diego facility;
         o the inability to obtain the cooperation of employees under employment agreements
         o our inability to obtain any cost reductions or cost reductions sufficient to stop incurring operating losses;
         o        our inability to obtain additional capital;
         o        our inability to maintain our listing on the NASDAQ Small Cap
                  Market;
         o conditions in the capital markets, including the interest rate environment and the availability of capital, which could affect our internal growth and possibilities for strategic alliances in the travel and telemarketing areas;
         o changes in the competitive marketplace that could affect our revenue and/or cost bases, such as increased competition from traditional and Internet based travel agencies, consolidators and the airlines themselves;
         o changes in the commissions paid by airlines, and increased labor, marketing, computer software/hardware and telecommunications costs;
         o the availability and capabilities of the Sabre electronic travel reservation system and ancillary software;
         o        any adverse results in our existing litigation;
         o        the success of our Internet initiatives;
         o        reductions in or the elimination of commissions paid to us;
         o the retention of our reservation agents and improved productivity of our reservation agents as they gain experience and utilize technological improvements;
         o our rights to the use of software and other intellectual property and the potential for others to challenge and otherwise adversely affect or impair such rights; and
         o other factors including those identified in our filings with the Securities and Exchange Commission, and the following risk factors that may affect future results:

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES. OUR FUTURE OPERATING RESULTS MAY NOT BE PROFITABLE.

         We have been operating for less than four years as a public company and during that time we have generated a significant accumulated operating loss of $9,028,444. There can be no assurance that we will be able to operate profitably, particularly if we seek to expand through acquisitions or the addition of new Internet services. We only recently initiated our online operations within the past two years and, accordingly, our prospects in this field must be considered in light of the difficulties encountered in any new business. These risks include our failure to:

         o attract additional travel suppliers and consumers to our service;
         o        maintain and enhance our brand;
         o        expand our service offerings;
         o operate, expand and develop our operations and systems efficiently;
         o        maintain adequate control of our expenses;
         o        raise additional capital ;
         o        attract and retain qualified personnel;
         o        respond to technological changes;
         o        respond to competitive market conditions;
         o        reduce our costs of operations;
         o        operate at a profit; and
         o        protect and secure our intellectual property rights.

OUR LOSSES AND NEGATIVE CASH FLOWS MAY CONTINUE.

         We have incurred net losses and negative cash flows on both an annual and interim basis. For the twelve and nine month periods ended December 31, 2000 and September 30, 2001, we had a net loss of $1,916,197 and $3,707,554, respectively. For the twelve month period ended December 31, 2000, we had a net decrease in cash of $911,894. For the nine months period ended September 30, 2001, we had a net decrease in cash of $861,402. We may continue to incur net losses for the foreseeable future and we cannot assure you that we will ever achieve, or if achieved, sustain profitability or generate positive operating cash flow. Our operating expenses may continue to grow despite our cost reduction efforts. As a result, we will need to increase our revenues to become profitable. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

IF WE DEFAULT ON OUR DEBT, OUR CREDITORS COULD FORECLOSE ON PORTIONS OF OUR ASSETS.

         Our outstanding indebtedness under our term note agreement as of September 30, 2001 was approximately $1.6 million. As a result of our performance at September 30, 2001, we did not meet the covenants: to maintain tangible net worth of not less than $1.4 million; to not permit our ratio of total liabilities to tangible net worth to be more than 2.5; to not permit our ratio of current assets to current liabilities to be less than 1.0; and to not permit a change in the Company's Chief Executive Officer. Although we obtained a waiver of these covenants for the three month period ending September 30, 2001, and continuing through December 31, 2001, there can be no assurance that we will be able to obtain a satisfactory waiver of future covenant violations or an amendment to our term note agreement. To the extent we are unable to obtain a waiver or amendment the lender can pursue its available remedies against us which could have a material adverse affect on our business and operations. If an event of default such as a covenants violation shall have occurred and be continuing in the term note agreement then lender at its option may:

         o        declare the liabilities of us from lender due and payable;
         o increase the interest rate which accrues on the unpaid principal of the term note, subject to legal limits, to a rate per annum of up to the prime rate plus 8%;
         o        reduce any claim to judgment; and/or
         o pursue and enforce any of lenders rights and remedies at law or under any agreement.

         Our accounts receivable to Sabre are pledged to secure this indebtedness. We are bound by ordinary and customary negative and affirmative covenants in our term note agreement as follows:

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

         As a result of our inability to meet the aforementioned covenants in our term note agreement, our lender could foreclose on its security interest in our assets, or impose additional terms upon us which would have a material adverse effect on our business, financial condition and results of operations.

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

WE ARE DEPENDENT ON THE SABRE SYSTEM.

         Our ability to quote air travel ticket prices, make reservations and sell tickets is dependent upon our contractual right to use, and the performance of, the Sabre electronic travel reservation system. In December 2000, we entered into a five-year agreement with Sabre to use the Sabre system in our reservation centers and to allow our customers to access Sabre's reservation system through our website. If the Sabre system were to cease functioning, or if we were to lose our contractual right to use the Sabre system through our inability to renew the agreement, upon expiration thereof or through a default by us or other termination event under the agreement or the term note agreement during the term thereof, we would not be able to conduct operations until a replacement system was installed and became operational. Only a very limited number of companies provide reservation systems to the travel agency industry. There can be no assurance that a replacement system could be obtained on comparable terms or if obtained, installed in time to continue operations.

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

A WRITE-OFF OF INTANGIBLE ASSETS WOULD ADVERSELY AFFECT OUR RESULTS OF
OPERATIONS.

         At September 30, 2001, intangible assets represented approximately 56% of total assets. These intangible assets are generally amortized on a straight-line basis over an expected useful life of from 15 to 25 years, with approximately 52% and 4% of total assets being amortized over 25 and 15 years respectively. If, in the future, we determine that our unamortized intangible assets have suffered an impairment which requires us to write off a large portion of unamortized intangible assets due to a change in events or circumstances, in addition to any write-offs already made, this write-off would significantly reduce our total assets and result in a substantial charge to our earnings. Such a write off of our intangible assets, may also adversely affect our listing on the Nasdaq SmallCap Market.

OUR REVENUES ARE UNPREDICTABLE AND ARE SUBJECT TO FLUCTUATION.

         As a result of our limited operating history and the recent addition of our online operations, we are unable to accurately forecast our revenues, and our ability to forecast our revenues has been negatively impacted by the significant fluctuations in the travel industry in the aftermath of the terrorist acts of September 11, 2001. Our current and future expense levels are based on our operating plans and estimates of future revenues and are subject to increase as we implement our strategy. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on our business, operating results and financial condition. Further, if we should substantially increase our operating expenses to offer expanded services, to increase sales and marketing or to develop our technology and transaction processing systems, and such expenses are not subsequently followed by increased revenues, our operating performance and results would be adversely affected and if sustained could have a material adverse effect on our business. To the extent we implement cost reduction efforts to align our costs with revenue, our revenue could be adversely affected. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. If our operating results do not meet the expectations of investors, our stock price may decline. Fluctuations in our operating results may be due to a number of factors, including the following:

         o seasonality in our business, reflecting seasonal fluctuations in the travel industry;
         o        seasonality in the travel industry;
         o changes in and unpredictability of demand for travel services due general economic conditions and to the recent terrorist acts;
         o our inability to reduce costs or adverse consequences of our cost reduction efforts;
         o        unexpected increases in costs;
         o reductions or elimination of commissions paid in connection with travel services we provide;
         o        competitive pressures; and
         o        the extent and duration of the current economic downturn.

         Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on period-to-period comparisons of our operating results as an indication of future performance.

WE MAY NOT BE ABLE TO SUCCESSFULLY GROW OR OPERATE OUR BUSINESS.

         Our business may decline, may not grow or may grow more slowly than expected. There can be no assurance that we will be able to grow or effectively operate our business. To the extent we are unable to achieve growth in our business we may continue to incur losses. We cannot assure you that we will be successful or make progress in the growth and operation of our business. Our success will depend in large part on widespread market acceptance of the Internet as a vehicle for the buying of airline tickets and other travel related products and services as well as the diversified use of our call center operations. Consumers have historically purchased airline tickets and other travel related products and services using traditional commercial channels, such as local travel agents and calling airlines directly. In order for our business to grow consumers must instead purchase these products through our website or through our call center operations. Our future operations and growth, if any, will depend on critical factors including but not limited to:

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

         o Our ability to maintain and increase our customer base with airline carriers offering Internet services directly;
         o        Our ability to continue to make substantial investments in technology to improve or maintain our services;
         o        Our ability to amend and/or waive our term note agreement;
         o Our ability to enter into agreements with third parties for the use of our call center as a fulfillment operation; and
         o        Our ability to raise additional capital.

OUR REVENUES MAY BE ADVERSELY AFFECTED BY DECLINES IN OR ELIMINATION OF COMMISSIONS PAID BY AIRLINES.

         A substantial majority of our revenues depends on the commissions paid by airlines for bookings made through our call centers and through our online travel service. Generally, we do not have long-term written commission agreements with most of the airlines. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions which applies to all travel agencies. Travel suppliers are not obligated to pay any specified commission rate for customer bookings made online through our websites. We cannot assure you that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce or substantially eliminate our revenues. For example, in 1995, most of the major airlines placed a cap on per-ticket commissions payable to all travel agencies for domestic airline travel. In September 1997, the major United States airlines reduced the commission rate payable to traditional travel agencies from 10% to 8%. In addition, since 1998, many airlines have implemented a commission cap of $10.00 for domestic online round-trip ticket sales. In October 1999, the major airlines announced reductions in the commissions they will pay traditional travel agents from approximately 8% to 5% and subject to a cap of $50.00 for domestic round trip ticket sales. In August 2001, American and Northwest airlines announced the implementation of caps in commissions paid to U.S. based travel agents of $10.00 for a one way ticket and $20.00 for a round trip flight. Because a high percentage of our business relates to airline ticket sales, a further reduction in airline ticket commissions could reduce our revenues. We anticipate continued downward pressure on airline commission rates. Such reductions and future reductions, if any, could have a material adverse effect on our operations. To the extent commissions are reduced to a level beyond which we can operate or commissions are eliminated we would need to close our operations.

         We may not be paid commissions by airlines for online agent assisted bookings on our website. We have invested substantial amounts in the development and ongoing maintenance of the online agent-assisted booking capabilities which accounted for approximately 10% and 9% of our revenue for the twelve months ended December 31, 2000 and the nine months ended September 30, 2001 respectively. To the extent we are not able to generate any commissions from online agent-assisted bookings we may have to write off the assets related to this capability. To the extent commissions paid for online agent-assisted bookings are reduced to the point that it is not cost beneficial to maintain the service we would have to cease providing it. We also may not be able to impose service charges for our Internet services, which could adversely affect our future online revenues. In October 1999, the major United States airlines reduced the commission rate payable for online reservations from 8% to 5%. In February 2001, Northwest Airlines and its alliance partner KLM Royal Dutch Airline announced that effective March 1, 2001 they would eliminate the commissions on US/Canada point of sale travel stand alone Internet bookings. In October, 2001 Continental Airlines announced that it would also no longer pay commissions on such stand alone Internet bookings.

IF WE ARE UNABLE TO INTRODUCE AND SELL NEW PRODUCTS AND SERVICES, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         We need to broaden the range of travel products and services and increase the availability of products and services that we offer in order to enhance our customer service and increase our revenue. We will need to incur substantial expenses and use significant resources in order to expand the range of products and services that we offer. We may not have the financial or capital resources available to us in order to expand our range of products and services or maintain the services. We may not be able to attract sufficient travel suppliers and other participants to provide desired products and services to our consumers. In addition, consumers may find that delivery through our service is less attractive than other alternatives available. If we launch new products and services and they are not favorably received by consumers, our reputation, business and the value of our brands could be adversely affected.

         Our relationships with consumers and travel suppliers are mutually dependent since consumers will not use a service that does not offer a broad range of travel services. Similarly, travel suppliers will not use a service unless consumers actively make travel purchases through it. We cannot assure you that we will be successful in expanding the range of products and services that we offer. If we are unable to expand successfully, this could also adversely affect our business.

WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         We may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time consuming, resulting in costly litigation and diversion of technical and management personnel, cause delays in the development and release of new products or services, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims and any resulting liability imposed against us could harm our business.

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

WE MAY BE UNABLE TO DEVELOP NEW RELATIONSHIPS WITH STRATEGIC PARTNERS AND MAINTAIN OUR EXISTING RELATIONSHIPS.

         Our business depends on establishing and maintaining relationships with airlines, Sabre and others. As a result of our agreements to sell discounted tickets with airlines directly, as well as other ticket suppliers, we are able to charge our customers a service charge, while still offering low-priced tickets. We cannot assure you that we will be able to establish new relationships, maintain existing relationships, continue to charge service fees or maintain or increase the current level of service charges or offer low-priced tickets. If we fail to establish or maintain these relationships, it could adversely affect our business. We depend on services fees for a significant portion of our revenue and if we are no longer able to charge service fees and we reduce our service fees, our results of operations would be adversely affected.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH A VARIETY OF COMPANIES WITH RESPECT TO EACH PRODUCT OR SERVICE WE OFFER.

         We cannot assure you that our online operations will compete successfully with any current or future competitors. To the extent our competitors experience adverse effects on their businesses, we may also be impacted and our stock price may decline. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, operating results and financial condition. Our competitors include:

         o Internet travel agents such as Travelocity, Expedia and American Express Interactive, Inc.;
         o local, regional, national and international traditional travel agencies;
         o consolidators and wholesalers of airline tickets, hotels and other travel products, including online consolidators such as Cheaptickets.com and Priceline.com and online wholesalers such as Hotel Reservations Network, Inc.;
         o airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites;
         o        operators of travel industry reservation databases; and
         o        airlines direct website distribution known as Orbitz.

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

DECLINES OR DISRUPTIONS IN THE TRAVEL INDUSTRY COULD REDUCE OUR REVENUES.

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

         For example, the September 11, 2001 terrorist attacks upon the World Trade Center towers in New York City and attacks and damage to the Pentagon in Washington D.C., through the use of hijacked airliners, may severely and adversely impact the airline industry. In addition, the follow on biological terrorist activity with the anthrax attacks may severely and adversely impact consumer desire and willingness to travel. As a result of such events, our revenue and operations may be materially adversely affected. To the extent federal regulators shut down air travel and/or impose revisions to airport and airline operations or continue to limit operations in major cities our business and operations may be adversely affected. To the extent airlines are not able to resume full operations quickly our business and operations would be adversely affected. Should the American public substantially curtail, limit or cancel travel activities following the terrorist attacks and threats of bioterrorism, we may have to, in turn, reduce our operations commensurate with the lower demand which may have a material adverse affect on our business and operations.

WE MAY BE UNABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED OR MAINTAIN A LEVEL OF PERSONNEL COMMENSURATE WITH OUR OPERATING NEEDS.

         We may be unable to retain our key employees and consultants and key sales agents or attract, assimilate or retain other highly qualified employees and sales agents in the future or on a timely basis. We may be unable to maintain the level of personnel needed to meet our operating needs. Our future success depends on our ability to attract, retain and motivate highly skilled employees and sales agents and maintain staffing levels commensurate with the demand for travel services. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, it may be difficult for us to manage our business and meet our objectives. In addition, it may be difficult following our recent personnel reductions to meet sudden changes in demand for our services or to motivate personnel. While the labor market is currently changing with the economy, it has been very tight and it is difficult to find qualified and capable individuals willing to work as selling agents. We may be unable to attract and retain selling agents to handle the volume of business we generate and calls and Internet inquiries may go unanswered. We may experience significant turnover and incur higher training and recruitment costs. If we are unable to hire and retain selling agents our costs may increase, our revenues decline and business may be adversely affected.

REGULATORY CHANGES MAY IMPACT ON OUR BUSINESS.

         The laws and regulations applicable to the travel industry affect us and our travel suppliers. We must comply with laws and regulations relating to the sale of travel services, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers and computer reservation systems providers are heavily regulated by the United States and other governments. Our services are indirectly affected by regulatory and legal uncertainties affecting the businesses of our travel suppliers and computer reservation systems providers. For example, to the extent federal regulators take action to regulate the number of flights scheduled for arrival and departure at similar times to alleviate delays and bottlenecks at airports, and to reduce and control air traffic at peak times, the airlines may incur greater costs to operate. In turn, the airlines could attempt to recover their costs by reducing commissions or passing those costs on the consumer in the form of higher ticket prices. Reductions in commissions could result in a decrease in our revenue. Higher ticket prices could result in less leisure travel which in turn could negatively impact our revenue. To the extent that the recent terrorist acts cause federal regulators to impose further security measures on airlines, the costs of those additional security measures may ultimately be passed on to travelers in the form of higher ticket prices and/or taxes or fees.

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

         For example, Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation was generally known, exempted specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. This legislation was not renewed prior to the expiration date of October 21, 2001. However, the California Internet Tax Freedom Act passed which extended California's moratorium on such taxes. Failure of the U.S. Congress to renew this legislation on a timely basis may allow state and local governments to impose taxes on Internet-based sales, and these taxes could decrease the demand for our products and services or increase the costs of our online operations.

WE MAY BE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES WHICH MAY RENDER OUR TECHNOLOGY OBSOLETE OR DECREASE THE COMPETITIVENESS OF OUR SERVICES.

         Due to our limited capital resources we may not be able to keep up with rapid technological changes. Technological changes may render our online agent interactive capabilities obsolete. To the extent we are unable to continue to invest in improving our systems, including the online agent interactive capabilities, or such investments fail to produce additional revenue, it could have a material adverse effect on our business, financial condition and results of operation. To remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our websites. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. In addition, we may be unable to access, acquire or license new technology. To the extent we have capitalized costs with respect to technological developments that have been rendered obsolete we may have to write off those costs, which may adversely affect our financial results, covenant obligations on our term note and our ability to raise future capital. Our future success will depend on our ability to do the following:

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

OUR ABILITY TO GENERATE ONLINE BUSINESS DEPENDS ON CONTINUED GROWTH OF ONLINE COMMERCE.

         Our ability to generate business through our websites depends on continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet. The rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not accept, or continue to use, the Internet as a medium of commerce. We cannot assure you that the number of Internet users will continue to grow in general or with respect to our sites or that commerce over the Internet will become more widespread or that our sales will grow at a comparable rate. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable commercial marketplace for a number of reasons including but not limited to:

         o        the lack of acceptable security technologies;
         o        the lack of access and ease of use;
         o        congestion of traffic;
         o inconsistent quality of service and the lack of availability of cost effective, high speed service;
         o potentially inadequate development of the necessary infrastructure;
         o        governmental regulation and/or taxation;
         o uncertainty regarding intellectual property ownership or the enforcement of intellectual property rights; and
         o        hackers and viruses adversely impacting systems.

WE MAY BE UNABLE TO PLAN OR MANAGE OUR ONLINE OPERATIONS AND GROWTH EFFECTIVELY.

         Our online growth to date has placed, and our anticipated future online operations will continue to place, a significant strain on our management, systems and capital resources. A failure to plan, implement and integrate these systems successfully could adversely affect our online business. To the extent we experience growth in our online business we will need to increase the scope of our online operations and the size of our online workforce. In addition to needing to train and manage our online workforce, we will need to continue to improve and develop our financial and managerial controls and our reporting systems and procedures. To the extent capital resources are not available to us to support our online operations or our online operations do not contribute positively to our operating performance we would need to limit or cease our online operations. In addition, we cannot assure you:

         o the Internet will support increasing use or will prove to be a viable commercial marketplace;
         o we will be able to effectively manage our existing online operations and supporting systems;
         o we will be able to develop and maintain the infrastructure required to handle existing Internet traffic and any increased traffic;
         o we will be able to provide reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products for providing reliable Internet access and services;
         o major online service providers and the Internet itself will not experience outages and other delays as a result of software and hardware failures, viruses and could face outages and delays in the future;
         o outages and delays will not adversely affect the level of Internet usage and the processing of transactions on our websites;
         o the Internet will not lose its viability because of delays in the development or adoption of new standards to handle increased levels of activity or of increased government regulation; or
         o that we will not be required to incur substantial costs or that sufficient capital will be available to us to meet these costs.

WE MAY BE UNABLE TO MAINTAIN OUR WORLD WIDE WEB DOMAIN NAMES, WHICH MAY CAUSE CONFUSION AMONG WORLD WIDE WEB USERS AND DECREASE THE VALUE OF OUR BRAND NAME.

         We currently hold World Wide Web domain names relating to our brand. Currently, the acquisition and maintenance of domain names is regulated by governmental agencies and their designees. The regulation of domain names in the U.S. and in foreign countries is expected to change in the near future. As a result, we may not be able to maintain our domain names. These changes could include the introduction of additional top level domains, which could cause confusion among World Wide Web users trying to locate our sites. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are substantially similar to ours which could result in confusion by our customers and the loss of business. The acquisition of similar domain names by third parties could cause confusion among World Wide Web users attempting to locate our site and could decrease the value of our brand name and the use of our sites.

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

         Any reduction in performance, disruption in the Internet access or discontinuation of services provided by our Internet service provider, Sabre, Verizon and AT&T, or other telecommunications and software services providers, or any disruption in our ability to access the Sabre systems or our systems and software currently maintained by third parties, could have a material adverse effect on our business, operating results and financial condition.

         We cannot assure you that:

         o our transaction processing systems and network infrastructure will be able to accommodate increases in traffic in the future;
         o we will, in general, be able to accurately project the rate or timing of such increases or upgrade our systems and infrastructure to accommodate future traffic levels on our online sites;
         o we will be able in a timely manner to effectively upgrade and expand our transaction processing systems or to successfully integrate any newly developed or purchased modules with our existing systems;
         o we will be able to meet any booking or call volume performance levels in order to achieve preferential service fees or rates; and
         o we will successfully utilize new technologies or adapt our online sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards.

         Our call center computer and communications hardware is provided under a leasing arrangement and is located at our reservation center in Tampa, Florida. Substantially all of our current Internet computer and communications hardware is provided by Exodus and is located at Exodus' New York Internet data center. Our systems and operations are vulnerable:

         o to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events for which we do not have redundant systems or a formal disaster recovery plan and may not carry sufficient business interruption insurance to compensate us for losses that may occur;
         o        further terrorist activity;
         o to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations; and
         o to an interruption in electrical power services due to difficulties in meeting the increase in electricity demands.

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

         o our competitors may develop similar online agent interactive software or the software developed by others may have features and benefits beyond the capabilities of the software we co-develop, develop, license or otherwise utilize;
         o our rights with respect to any co-development or development arrangement may become the subject of disputes and may result in our not having any rights in or to such software and result in claims of violations of intellectual property rights which could result in significant prosecution or defense cost and the possibility of damages being assessed against us;
         o key individuals involved in connection with any software co-development arrangement with us could become unable to complete,, continue the co-development or be involved at all, which could cause the co-development to end, or result in significant delays and increases in costs to continue or replace such co-development efforts or in maintaining or conducting fundamental daily modifications to our website and existing co-developed software; and
         o to the extent litigation arises with respect to such development efforts, including our existing litigation with respect to the online agent interactive software development and maintenance, there can be no assurance that we will be successful or that liability will not be imposed against us.

         As a result of the foregoing, we may not be able to offer our online agent interactive services in the future. Our online agent interactive capabilities enable us to earn approximately 9% of our revenue. The inability to offer the online agent interactive service, on a cost-effective basis, or at all, could have a material adverse effect on our business.

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

WE MAY INCUR SIGNIFICANT EXPENSES RELATED TO ONLINE AGENT INTERACTIVE SERVICES IF WE ARE NOT SUCCESSFUL IN OUR EXISTING LITIGATION.

         In May 2001, we initiated legal action against various parties with respect to the online agent interactive capabilities of our website on www.lowairfare.com. We generate approximately 9% of our revenue through the use of the Internet and our online agent interactive capabilities. There can be no assurances that we will be successful in such litigation or that during the pendency thereof we will be able to continue to offer online agent interaction as a component of our online business. We have filed an amended complaint in the action and an answer and counterclaim have been filed. The parties against which we have filed the legal action may deny us the use to the online agent interactive software. Alternatively such parties could seek to obtain a court order with respect to a denial of our use of the online agent interactive capabilities and/or obtain an adverse judgment against us in the counterclaim. We currently rely on our agent interactive capabilities to generate online revenue, however, we recently recommenced offering stand-alone booking (booking on-line without agent assistance) through websites at www.Fly4less.com and www.Vuela.com. If we are unable to utilize the online agent interactive capabilities we would only be able to generate revenue from our stand-alone booking websites. We may incur substantial costs associated with our efforts to continue providing online interactive agent services. The inability to provide the online agent interactive services or an adverse judgment in the counterclaim could have a material adverse effect on our business and operations.

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

OUR SUCCESS IS SUBSTANTIALLY DEPENDENT UPON CERTAIN KEY PERSONNEL.

         Our success is substantially dependent upon the continuing services of certain key personnel, particularly Robert B. Morgan, President, Chief Executive Officer and Chief Financial Officer, and Michael A. Gaggi, Executive Vice President. While we have employed a number of executives with industry experience, the loss of any significant member of management could have a material adverse effect on our business, financial condition and results of operations.

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

WE MUST MAINTAIN A CURRENT PROSPECTUS AND REGISTRATION STATEMENT IN ORDER FOR OUR PUBLIC WARRANTS TO BE EXERCISED BY THEIR HOLDERS.

         We must maintain an effective registration statement on file with the Securities and Exchange Commission before the holder of any of the public warrants may be redeemed or exercised. It is possible that we may be unable to cause a registration statement covering the common stock underlying the warrants to be effective. We anticipate that we, or the selling shareholders, may need to meet state registration requirements for sales of securities in states where an exemption from registration is not otherwise available, and it is possible the warrants could be acquired by persons residing in states where we are unable to qualify the common stock underlying the warrants for sale. The warrants may expire unexercised, which would result in the holders losing all the value of their investment in the warrants. There can be no assurance that we will be able to maintain an effective registration statement covering the issuance of common stock upon redemption or exercise of the warrants. If we are unable to maintain an effective registration for the issuance of common stock upon exercise of the warrants, we may be subject to claims by the warrant holders.

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

         The market prices of the securities of Internet-related and online commerce companies have been especially volatile. Broad market and industry factors may adversely affect the market price of our common stock and warrants, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price. Our stock price has fluctuated since our initial public offering from a high of $16.625 to a low of $0.18 as of September 17, 2001. To the extent our stock price fluctuates and/or remains low, it could impair our ability to raise capital through the offering of additional equity securities.

WE MAY BE UNABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET AND PENNY STOCK RULES MAY APPLY TO THE SALE OF OUR COMMON STOCK WHICH, IN EACH CASE, WOULD MAKE IT MORE DIFFICULT FOR YOU TO DISPOSE OF YOUR COMMON STOCK.

         Our common stock is listed on the Nasdaq SmallCap Market. We cannot guarantee that it will always be listed. The Nasdaq SmallCap Market rules for continual listing include the maintenance of a minimum bid price of $1.00, public float requirements, minimum stockholders equity and other requirements. In response to the extraordinary market conditions following the tragedy of September 11, The Nasdaq Stock Market, Inc. announced on September 27, 2001 that it was implementing an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. Such requirements were suspended until January 2, 2002. Absent the suspension by Nasdaq, we would not currently meet the requirements imposed for continued listing on the Nasdaq SmallCap Market and therefore would be subject to delisting proceedings. There can be no assurance that Nasdaq will extend the suspension of the minimum bid and public float requirements following January 2, 2002 or that we will be able to meet the requirements for continued listing at the time the suspension ends, particularly if the price of our common stock declines.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

>From time to time the Company is involved in litigation in the ordinary course of its business. Except as set forth in Note E to the Company's financial statements which is incorporated herein by reference, the Company is not a party to any material litigation and is not aware of any threatened material litigation.


ITEM 6.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index
(b)      Reports on form 8k:  None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 2001


         800 TRAVEL SYSTEMS, INC.
         ------------------------
         (Registrant)


         By:      /s/ Robert B. Morgan
           --------------------------------------------------------
         Robert B. Morgan, President, Chief Executive Officer
         and Chief Financial Officer

EXHIBIT INDEX

Exhibit  Description
-------  -----------

4.4 Term Note Agreement dated January 22, 2001 between 800 Travel Systems and Sabre, Inc. (1)
4.6 Waiver letter dated August 10, 2001 regarding Term Note Agreement between Sabre, Inc. and 800 Travel Systems, Inc.(2)
4.7 Waiver letter dated November 12, 2001 regarding Term Note Agreement between Sabre, Inc. and 800 Travel Systems, Inc.
10.26 Term Note Agreement dated January 22, 2001 between 800 Travel Systems and Sabre, Inc. (1)
10.27 Waiver letter dated August 10, 2001 regarding Term Note Agreement between Sabre, Inc. and 800 Travel Systems, Inc.(2)
10.28 Waiver letter dated November 12, 2001 regarding Term Note Agreement between Sabre, Inc. and 800 Travel Systems, Inc.(3)

------------------

(1) Incorporated by reference to 800 Travel Systems' Report on Form 10-KSB filed March 30, 2001
(2) Incorporated by reference to 800 Travel Systems' Report on Form 10-QSB filed August 14, 2001
(3)      Incorporated by reference to Exhibit 4.7 attached hereto.